Form 10-Q
period 2013-09-30
Core Resource Management, Inc.
filed 2013-11-13
CIK 1581312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____________

Commission File Number: 000-55010

Core Resource Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-2029981

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12720 Hillcrest Road, Suite 750
Dallas, TX. 75230
(Address of principal executive offices, including zip code)

(214) 365-3099
(Registrants telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☐

At September 30, 2013 there were 11,121,618 shares of the registrants Common Stock outstanding.

EXPLANATORY NOTE

On September 20, 2012, an Exchange Agreement was executed between Clark Scott LLC and the company. The key provisions of the Exchange involved a 200 to 1 reverse split of the Company’s outstanding Common Stock, the outstanding Preferred Shares of the Company being surrendered, and the Company’s name and stock symbol would be changed.

On November 27, 2013, the Board of Directors approved an amendment to the Articles of Incorporation to reflect a change in par value from $.001 to $.0001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Registration Statement or in the documents incorporated by reference herein that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the descriptions of our plans to, and objectives for, future acquisitions and operations underlying such plans and objectives and other forward looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects” or similar terms, variations of such terms or the negative of such terms. Forward –looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” including, in particular, risks related to the following:

•	We have no history of operations or revenues
•	The oil and gas industry is highly competitive in all aspects.
•	We anticipate that we will incur operating losses and negative cash flows until a sufficient number of acquisitions can be completed.
•	Our ability to become profitable is highly dependent on the continued availability of financing.
•	We anticipate undergoing a period of significant growth and our failure to manage that growth could have an adverse impact on our business.
•	Market prices for oil and gas are highly volatile and a prolonged bear market for the commodity could impact our ability to service the debt component of our capital structure.
•	We are subject to “Shell” regulations for reverse merger companies.
•	Our common stock is subject to the Penny Stock Regulations
•	We are dependent on our Directors, officers and advisors for identifying suitable acquisition prospects and continued access to the capital markets.
•	We are subject to a number of Local, State and Federal Regulations, and failure to observe such regulations could have an adverse impact on the Company.
•	The majority of our common stock is held by pre-merger shareholders and insiders.
•	Conflicts of interest between the Company and its officers and directors may impede the operational ability of the Company.
•	The Company intends to issue more shares in possible mergers and acquisitions, which will result in substantial dilution.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in our expectations or any changes in events, conditions or circumstances on which any such statement is based.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Assets

Cash	$1,296,782	$813,928
Employee receivable	3,000	76,583
Royalty receivable	12,500	-
Accrued interest receivable	6,169	-
Prepaid expenses	35,400	-
Total Current Assets	1,353,851	890,511

Oil and gas properties, full cost method	1,409,500	-
Investments in convertible notes	175,000	-
Investments in equity securities	39,627	-
Deposits	4,941	4,941
Certificate of deposits	300,000	-
Property and equipment, net	53,932	49,091

Total Assets	$3,336,851	$944,543

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Liabilities and Stockholders’ Equity

Liabilities
Current Liabilities:
Accounts payable	$11,455	$-
Accrued expenses	61,884	10,177
Due to shareholders - current	182,079	313,414
Deferred rent	15,529	15,791
Total Current Liabilities	270,947	339,382

Due to shareholders - long term	12,500	150,000
Notes payable, net of discount (Note 14)	2,274,003	-

Commitments and Contingent Liabilities (Note 11)	-	-

Total Liabilities	2,557,450	489,382

Stockholders' Equity:

Common stock, 100,000,000 shares authorized, $0.0001 par value, 11,121,618 and 300,035 shares issued and outstanding as of June 30, 2013 and December 31, 2012	1,112	30
Additional paid-in capital, including 14,400 and 10,562,583 shares to be issued as of September 30, 2013 and December 31, 2012	2,644,530	972,113
Common stock receivable	(100,000)	(100,000)
Accumulated deficit during the development stage	(1,766,241)	(416,982)
Total Stockholders' Equity	779,401	455,161

Total Liabilities and Stockholders’ Equity	$3,336,851	$944,543

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period
			from April 25,
	For the Three Months	For the Nine Months	2012 (Inception)
	Period Ended	Period Ended	through
	September 30, 2013	September 30, 2013	September 30, 2013

Oil and gas revenues	$57,523	$63,482	$63,482
Interest income	3,938	6,169	6,169
Dividend income	1	2	2
Unrealized gain (loss) on investments in equity securities	(9,025)	(7,690)	(7,690)

Total revenue	52,437	61,963	61,963

Organizational and registration related expenses	48,835	76,989	390,827
General and administrative expenses	324,005	1,020,219	1,123,328
Interest expenses	122,788	314,014	314,049

Total expenses	495,628	1,411,222	1,828,204

Net loss	$(443,191)	$(1,349,259)	$(1,766,241)

Net loss per common share - basic and diluted	$(0.04)	$(0.15)	$(0.37)

Weighted average number of common shares outstanding	11,106,618	9,052,033	4,777,836

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

			Additional	Common		Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at April 24, 2012	-	$-	$-	$	$-	$-
Issuance of common stock in exchange for 100% interest in Clark Scott, LLC., 7,000,000 shares to be issued	-	-	118,958	-	-	118,958
Recapitalization of Direct Pet Health Holdings, Inc. on reverse merger, 3,371,625 shares to be issued	300,035	30	471,239	-	-	471,269
Stock sold, 190,958 shares to be issued	-	-	381,916	(100,000)	-	281,916

Net Loss	-	-	-	-	(416,982)	(416,982)

Balance at December 31, 2012, including 10,562,583 shares to be issued	300,035	$30	$972,113	$(100,000)	$(416,982)	$455,161
Stock sold, 14,400 shares to be issued	-	-	36,000	-	-	36,000
Shares issued	10,791,583	1,079	461,921	-	-	463,000
Shares issued for service	30,000	3	59,997	-	-	60,000
Convertible Notes Payable - Beneficial Conversion Features	-	-	1,114,499	-	-	1,114,499

Net Loss	-	-	-	-	(1,349,259)	(1,349,259)

Balance at September 30, 2013	11,121,618	$1,112	$2,644,530	$(100,000)	$(1,766,241)	$779,401

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period
		from April 25,
	For the Nine Months	2012 (Inception)
	Period Ended	through
	September 30, 2013	September 30, 2013
Operating Activities
Net loss	$(1,349,259)	$(1,766,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,394	13,416
Unrealized gain on investments in equity securities	7,690	7,690
Issuance of common stock for services	60,000	60,000
Amortization of debt discount	174,503	174,503
Change in operating assets and liabilities:
Deferred rent	(262)	15,529
Employee receivable	73,583	(3,000)
Accrued interest receivable	(6,169)	(6,169)
Royalty receivable	(12,500)	(12,500)
Prepaid expense	(35,400)	(35,400)
Deposits	-	(4,941)
Accounts payable	11,455	11,455
Accrued expenses	51,707	61,884
Net cash used in operating activities	(1,016,258)	(1,483,774)

Investing activities
Purchase of certificate of deposits	(300,000)	(300,000)
Purchase of oil and gas properties	(1,409,500)	(1,409,500)
Purchase of equity securities	(47,317)	(47,317)
Issuance of convertible notes	(175,000)	(175,000)
Purchase of property and equipment	(13,236)	(67,349)
Net cash used in investing activities	(1,945,053)	(1,999,166)

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period
		from April 25,
	For the Nine Months	2012 (Inception)
	Period Ended	through
	September 30, 2013	September 30, 2013
Financing activities
Proceeds from Shareholder note payable	-	300,000
Payments to Shareholder note payable	(137,500)	(137,500)
Advances from shareholders	58,714	449,167
Payments to shareholders	(190,049)	(417,088)
Proceeds from notes payable	3,214,000	3,214,000
Decrease in equity as a result of reverse merger	-	(153,023)
Common stock issuance	499,000	1,524,166
Net cash provided by financing activities	3,444,165	4,779,722

Net increase in cash	482,854	1,296,782
Cash at beginning of the period	813,928	-
Cash at end of the period	$1,296,782	$1,296,782

Supplemental Disclosures:
Interest Paid	$93,570	$93,605
Income Taxes Paid	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Stock issued with promissory note	$-	$100,000
Beneficial conversion features of Convertible Notes	$1,114,499	$1,114,499

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Core Resource Management, Inc. (formerly known as Direct Pet Health Holdings, Inc.) (the “Company”) was incorporated in Nevada as Apex Sports.com, Inc. on February 17, 1999, as a Development Stage Company. The Company was renamed to Quad X Sports.com, Inc. in March 1999. The Company’s business strategy was to make acquisitions within the extreme sports industry. The Company was unable to make any acquisitions, ceasing operations in 2000. The Company was renamed to Bethel Holdings in August 2001.  The business strategy involved seeking attractive business combinations. No operations commenced or acquisitions completed during this time. The Company was renamed to Direct Pet Health Holdings, Inc. in June 2006. The Company’s strategy was to seek combinations in online pet health products. The Company has an authorized capital of 100,000,000 commons shares with a par value of $0.0001. The Company’s year-end is December 31.

The Company per Plan of Merger dated September 20, 2012 deemed it advisable that Clark Scott LLC, Inc. (“Clark Scott”) be merged into Direct Pet Health Holdings, Inc. Clark Scott was the surviving Corporation and subsequent to merger was renamed to “Core Resource Management, Inc.”. The Company filed the appropriate state filings with the State of Nevada on September 20, 2012

The Company will engage in the acquisition of existing oil and gas production in partnership with established oil and gas operators in Texas and the Southwest. The Company itself will not engage in exploration but will acquire positions of up to 50% in current oil & gas production from well established operators, seeking from time to time, to sell a percentage of their existing production in order to recycle their capital into new leases and wells. Management believes it can maximize value for its shareholders while also negotiating fair and reasonable valuations for its prospective energy partners.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary Core-Chiltepin Holdings, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements as of September 30, 2013 and December 31, 2012, and for the period from April 25, 2012 (inception) through September 30, 2013; include all transactions occurring during the period from the Company’s incorporation to its fiscal year end.  These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments. References to GAAP are done using the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC” or “Codification”) 105, Generally Accepted Accounting Principles (“ASC 105”).

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on an aggregate (one cost center) basis.  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated net proved reserves.  Petroleum products and reserves are converted to a common unit of measure, using six (6) MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations.  These unevaluated properties are assessed annually to ascertain whether impairment has occurred.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Future net cash flows from proved reserves using average monthly prices, non-escalated and net of future operating and development costs are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion.

Assets Retirement Obligations

The Company recognizes the fair value of a liability for an assets retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made.  The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation.  The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.  The Company has not recorded liabilities related to the assets retirement obligations due to the fact that the Company is still working on obtaining a reserve report from the appropriate parties.

Revenue Recognition

Revenue from the sale of the oil and gas production is recognized when title passes from the operator of the oil and gas properties to purchasers.  Revenues from services are recognized when earned and realizable.  Gains or losses from sale of oil and gas properties are recognized when arrangements are executed.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per-share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per-share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the September 30, 2013 financial statements.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

The Company accounts for equity instruments issued in exchange for the receipt of goods or services in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees." Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable.

The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by these accounting standards. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

The Company did not grant any stock options or warrants during the periods ended September 30, 2013.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the life of the respective lease or the service life of the improvements, whichever is shorter.

Major Groupings	Useful Lives (years)
Fixtures and fixtures	5-7
Computer equipment	3
Leasehold improvements	10

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Compensated Absences

The Company does not accrue for compensated absences and recognizes the cost of compensated absences when paid to employees. Accordingly, no liability for such absences has been recorded in the accompanying consolidated financial statements. Management believes the effect of this policy is not material to the accompanying financial statements.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets recognizing impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the assets. No impairment loss has been recognized for the period from April 25, 2012 (inception) through September 30, 2013.

Development Stage Company

The Company complies with ASC 915 Development Stage Entities and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for interest bearing accounts of up to $250,000 and unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. As of September 30, 2013 and December 31, 2012, one of the Company’s cash accounts was in excess of federally insured limits.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, investments, accounts payable, certificate of deposits, and long-term debt.  The carrying values of cash and cash equivalents, investments, accounts payable and are representative of their fair values due to their short-term maturities. The Company's Convertible Note is recorded at cost and the fair value is disclosed in Note 14 – Long-Term Debt.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 3. OIL AND GAS PROPERTIES

At September 30, 2013, the producing and undeveloped oil and gas properties were as follows:

2013

Cost of properties	$1,409,500

Oil and gas properties, net	$1,409,500

The Company has not recorded depletion expenses for the quarter due to the fact that the Company is still working on obtaining a reserve report from the appropriate parties.

NOTE 4. FAIR VALUE MEASUREMENTS

The ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Impairment analyses will be made of all assets using future cash flow analysis. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

The Company held investments in equity securities that are required to be measured at fair value on a recurring basis. The Company’s investments consist of common stock of publicly traded company for which market prices are readily available.

The Company held investments in convertible notes that are required to be measured at fair value on a recurring basis. Currently these investments are valued at amortized cost due to there is no active market for these investments. The Company performed qualitative and quantitative analysis of these investments as of September 30, 2013 and determined that the investments balances are not impaired.

The fair value measurements of the Company’s investments consisted of the following:

	Level 1	Level 2	Level 3

Equity securities	$39,627	$-	$-

Investments in convertible notes	-	-	175,000

Total	$39,627	$-	$175,000

There were no transfers between the three levels during nine months ended September 30, 2013.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 5. INVESTMENTS IN EQUITY SECURITIES

The Company’s investments in equity securities are classified as trading securities and as such are carried at fair value based on quoted market prices. Realized and unrealized gains and losses for trading securities are included as earnings in statements of operations.

Investments in equity securities as of September 30, 2013:

Equity Securities Name and Symbol	Numbers of Shares Held	Cost	Market Value	Accumulated Unrealized Gain

Nitro Petroleum (NTRO)	92,050	$47,317	$39,627	$(7,690)

NOTE 6. INVESTMENTS IN CONVERTIBLE NOTES

In May 2013, the Company invested $175,000 in an unsecured convertible promissory note issued by Nitro Petroleum, Inc. The note bears interest at 9% and matured on June 30, 2016 with conversion price of $0.55 per share. As of September 30, 2013, the Company did not record any allowance for doubtful accounts. Interest payments received from this note will be recorded as interest income in the statement of operations.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has not begun operations and has not generated any income to date. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance operations by initially funding any company related expenses internally on an as-needed basis.

NOTE 8. ACQUISITION

On September 30, 2012, the Company closed a share exchange agreement with Clark Scott, an Arizona Limited Liability Company, in exchange for 7,000,000 shares of its common stock. The stock was issued subsequent to year end.

This transaction was accounted for as a reverse merger whereby Clark Scott is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the acquirer of the Company. These statements contain the balance sheet and operations of Clark Scott before and after the merger. Since Clark Scott was started in April 2012, there is no audited balance sheet at December 31, 2011.

In accordance with the applicable accounting guidance for accounting for the business combination, Clark Scott will be deemed to have undergone a recapitalization, whereby it was deemed to have issued common equity ordinary shares to the Company’s common equity holders.  Accordingly, although the Company, as the parent company of Clark Scott was deemed to have legally acquired Clark Scott in accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, Clark Scott’s assets and liabilities were recorded at their historical carrying amounts, with no goodwill or other intangible assets recorded as a result of the accounting merger of Clark Scott and the Company.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 8. ACQUISITION (CONTINUED)

Clark Scott is a limited liability company organized on April 25, 2012 under the laws of Arizona. Clark Scott’s business strategy is to engage in the acquisition of existing oil and gas production in partnership with established oil and gas operators in Texas and the Southwest. Clark Scott will not engage in exploration but will acquire positions of up to 50% in current oil & gas production from well established operators, seeking from time to time, to sell a percentage of their existing production in order to recycle their capital into new leases and wells. Clark Scott’s management believes it can maximize value for its shareholders while also negotiating fair and reasonable valuations for its drilling partners.

On September 20, 2012, the Company was renamed to Core Resource Management, Inc.

NOTE 9. COMMON STOCK

For the period from April 25, 2012 (inception) through September 30, 2013, the Company sold shares of common stock for $1,524,166 in cash to investors pursuant to a private placement memorandum and all of these shares were issued in 2013 with exception of 14,400 shares.

There were 11,121,618 shares of common stock issued and outstanding as of September 30, 2013.

There are no outstanding options or warrants for the Company’s stock.

NOTE 10. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Furniture and equipment	$41,401	$40,131
Computer equipment	23,440	11,476
Leasehold improvement	2,506	2,506
Less accumulated depreciation	(13,415)	(5,022)
Property and equipment, net	$53,932	$49,091

Depreciation expense for the period from April 25, 2012 (inception) through September 30, 2013 was $13,416.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has an obligation under an operating lease agreement for rent of its office space in Phoenix, Arizona. The term of the lease is from 2012 through 2017. The average monthly base lease payment over the remaining term of the lease is $4,196.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Following is a schedule of lease payments by year:

Year Ending
September 30,

2014	$52,626
2015	53,620
2016	54,615
2017	55,609
2018	4,641
Total	$221,111

Rent expense for the period from April 25, 2012 (inception) through September 30, 2013 was $75,932

As of September 30, 2013 and December 31, 2012, the officers of the Company advanced $32,079 and $163,414 to the Company, respectively.

NOTE 12. INCOME TAXES

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. There was no current or deferred income tax expense or benefits for the nine months period ended September 30, 2013 and for the period from April 25, 2012 (inception) through September 30, 2013.

NOTE 13. RELATED PARTY TRANSACTIONS

The CEO and Director of the Company is a managing director of Pegasus Funds, LLC (“Pegasus”). As of  September 30, 2013, Pegasus and Assigns owned approximately 3,000,000 common shares.

The Company leases an office space with Pegasus on a month-to-month basis. The monthly lease payment is $1,000 per month.

The Company issued 30,000 shares for services to the outside directors.

One of the shareholder advances funds for the Company’s operations. These advances have no formal agreement, no stated interest rate and due on demand. The amount due as of September 30, 2013 and December 31, 2012 was $32,079 and $163,414, respectively.

The Company executed a promissory note in the amount of $300,000 payable in twenty four equal installments to Pegasus following the completion of raising $2,000,000 in capital. The note is secured by the certificate of deposits. The amount due as of September 30, 2013 and December 31, 2012 was $162,500 and $300,000, respectively. Please refer to note 14 for additional information.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 14. LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012

Related party note	$162,500	$300,000
Convertible note (net of discount of $939,997 as of September 30, 2013)	2,274,003	-
Total debt	2,436,503	300,000
Less current portion	(150,000)	(150,000)
Total long-term debt	$2,286,503	$150,000

Related Party Note

In December 2012, the Company entered into a note agreement with Pegasus Funds, LLC (“Pegasus”) in which the Company agrees to pay Pegasus $300,000 in twenty four equal monthly installments. The note is secured by the certificate of deposits. This collateral will be reduced by 50% on the first anniversary of the initial monthly installment and released on the second anniversary of the initial monthly installment. Please refer to note 13 for additional information.

Convertible Note

In 2013, the Company raised $3,214,000 in senior convertible debentures (‘The Note”) that matures in 2017. The Note is convertible into shares of the Company’s common stock, at an initial conversion price of $3.00 per share or 1,071,333 shares as of September 30, 2013. The Note accrues interest at a rate of 7.0% per annum, compounded quarterly, to be paid on each April 15, July 15, October 15, and January 15. Total accrued interest as of September 30, 2013 was $45,941.

The Company evaluated the Note for derivatives and determined that they do not qualify for derivative treatment for financial reporting purpose. The Company then evaluated the Note for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $1,114,499. This amount was recorded as a debt discount at the date of issuance that is being amortized over the life of the notes. Total debt discount amortization during the nine months ended September 30, 2013 was $174,503.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 14. LONG-TERM DEBT (CONTINUED)

Future maturities of long-term debt as of September 30, 2013 are as follows:

Year Ending
September 30,
2014	$150,000
2015	12,500
2016	-
2017	3,214,000
$3,376,500

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2013, the date the financial statements were available to be issued. No events have occurred which would have a material effect on the financial statements of the Company as of that date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in the acquisition of existing oil and gas production in partnership with established oil and gas operators in Texas and the Southwest and may, from time to time, acquire positions in smaller publicly traded exploration and production companies and funding the acquisitions via a combination of common equity and senior notes. The Company does not currently engage in direct exploration but will acquire positions of up to 50% in current oil and gas production from well-established operators, seeking from time to time, to sell a percentage of their existing production in order to recycle their capital into new leases and wells. Management believes it can maximize value for its shareholders while also negotiating fair and reasonable valuations for its prospective energy partners.

The financial information with respect to the three and nine month periods ended September 30, 2013 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Financial Condition and Results of Operations

Revenues

The Company’s business plan is to maximize cash flow and shareholder value by acquiring current oil and gas production via suitable Working Interests and Royalty Interests in North American oil and gas production and fund those acquisitions via a combination of common equity and senior notes. The Company may also, from time to time, acquire positions in publicly traded oil and gas companies when management believes it can trade those positions for current production. The Company initiated acquisitions during the second quarter of this year and has completed acquisitions in Texas, Oklahoma and Kansas having acquired working or royalty interests in 17 producing well and 2 saltwater disposal wells.

Oil and Gas Production
Revenue from oil and gas production from purchased interests commenced during the second quarter and was $57,523 for the three months ended September 30, 2013. The comparable period in 2012 was in the start up phase and did not have revenue.  For the nine months ended September 30, 2013 oil and gas revenue was $63,482 with no revenue in the comparable period in 2012.

Interest Income
Interest income from investments and cash held was $3,938 for the three months ended September 30, 2013 and $6,169 for the nine months ended September 30,2013.

Unrealized loss on investment in equity securities
The company had an unrealized loss of $9,025 for the three months ended September 30,2013 and $7690 for the nine months ended September 30,2013 for an equity investment in an oil and gas company.  There was no investment in the comparable period in 2012.

Operating Expenses

Our operating expenses for the three months ended September 30, 2013 were $495,628 of which $48,835 represented organizational and registration expenses, $324005 represents general and administration expense, and $122,788 represent interest expense.  There are not meaningfully comparable numbers available for 2012.  For the nine month period ending September 30,2013 operating expenses were $1,411,222 of which $76,989 were organizational and registration expenses, $1,020,219 were general and administrative expenses, and $314,014 were interest expense.  There are not meaningfully comparable numbers from 2012.  Beginning in February of this year, the Company began incurring monthly operating costs averaging approximately  $100,000.

Liquidity and Capital Resources

As of the date of this disclosure statement, in excess of $4.4 million in new capital has been raised, consisting of a combination of common equity and convertible notes.  The Company currently has three employees and intends to maintain minimal overhead until such time as its monthly cash flows from acquired production exceeds $200,000. Management believes that by acquiring producing properties and partnering with professional operators, it can keep the Company’s headcount to ten or fewer employees. Management believes it has sufficient liquidity to maintain its current level of operations and service the coupon on its convertible notes through the end of 2014 without the need for additional capital.

Future Capital Requirements

The Company has no commitments for material capital expenditures beyond installing its accounting system, which has already been contracted and paid for.  Management believes that the Company has more than adequate liquidity to fund its operations at current levels through year-end 2014.

Off Balance Sheet Arrangements

Mr. Glenn, our CEO, is also a Managing Director of Pegasus Funds, LLC. Beginning with Mr. Glenn’s election as the Company’s CEO, Pegasus provided office space, telephones, internet and fax to the Company without charge.  Commencing February 1, 2013, the Company began paying $1,000 per month to Pegasus for use of Pegasus’s offices and facilities (see “Explanatory Note” in the Summary Section of this registration statement).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company has initiated and continues to monitor its disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principle financial officer (referred to in this report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 30,2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Our Certifying Officer concluding these controls are effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1.A.

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, the Company issued 50,000 and 10,000 shares of the Company’s common stock to investors, at share prices of $2.00 and $2.50. Proceeds of the sales of shares were used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

None

ITEM 5. EXHIBITS

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE RESOURCE MANAGEMENT, INC.

By:	/s/ W. Brown Glenn, Jr.
W. Brown Glenn, Jr.
Chief Executive Officer

DATED:  November 13, 2013

Exhibit Number	Description of Document
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). *

_______________________
*  filed herewith