Form 10-K
period 2013-12-31
Core Resource Management, Inc.
filed 2014-04-15
CIK 1581312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____________

Commission File Number: 000-55010

Core Resource Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-2029981
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3131 Camelback Road, Suite 215
Phoenix, AZ 85016
(Address of principal executive offices, including zip code)

(602) 314-3230
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of December 31, 2013 (the last business day of the registrants most recently completed year end) the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $13,621,038 (based upon the closing price of the registrant’s common stock as reported by the U.S. OTC Markets on December 31, 2013.

At April 15, 2014 there were 11,081,618 shares of the registrants Common Stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Registration Statement or in the documents incorporated by reference herein that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the descriptions of our plans to, and objectives for, future acquisitions and operations underlying such plans and objectives and other forward looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects” or similar terms, variations of such terms or the negative of such terms. Forward –looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” Section of this filing.

Forward-looking statements may include statements about our business strategy, reserves, technology, financial strategy, oil and natural gas realized prices, timing and amount of future production of oil and natural gas, the amount, nature and timing of capital expenditures, drilling of wells, competition and government regulations, marketing of oil and natural gas, property acquisitions, costs of developing our properties and conducting other operations, general economic conditions, uncertainty regarding our future operating results and plans, objectives, expectations and intentions contained in this report that are not historical.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in our expectations or any changes in events, conditions or circumstances on which any such statement is based.

PART 1

ITEM 1 – BUSINESS

Unless the context otherwise requires, all references in this report to “Core” “our” and “we” refer to Core Resource Management, Inc.

Overview

Core Resource Management, Inc. (the “Company”) was formed in order to maximize cash flow and shareholder value by acquiring current oil and gas production via suitable Working and Royalty Interests in North American oil and gas production and fund those acquisitions through a combination of common equity and convertible notes. The Company may also, from time to time, acquire positions in publicly traded oil and gas companies when management believes it can trade those positions for current production. Management is confident in its ability to identify and fund acquisition prospects that meet its investment criteria.

The Company currently trades on the OTCQB Markets system under the symbol CRMI, but management’s goal is to move the company’s shares to the NYSE-AMEX within 48 months or upon the successful completion of a registered secondary offering, whichever occurs first.

Core is led by a management team and Board with extensive experience in managing and financing public companies and oil and gas projects as well as an Advisory Board whose members are knowledgeable in public and private oil and gas acquisition, management and financing.  The Company, has access to independent oil and gas producers who, from time to time and for a variety of different reasons, will seek to divest some or all of their producing property assets. The Company currently has three employees and, as a non-operator of its acquired interests, intends to maintain minimal overhead for the foreseeable future. Management believes that by acquiring producing properties and partnering with professional operators, it can keep the Company’s personnel to ten or fewer employees.

Strategy

The investment thesis underpinning the Company involves management’s belief that (1) the long-term trends for global oil and gas demand are bullish as the economies of Asia, South America and the Middle East continue to develop, (2) the United States has the potential of becoming the world’s largest oil and gas producer by 2020, overtaking both Saudi Arabia and Russia, (3) the United States and the Eurozone are experiencing much higher inflation than government indices suggests and that the pace of that inflation will likely increase significantly, and (4) the United States is between 3 and 5 years away from experiencing many of the maladies currently affecting the Eurozone. The Company’s management believes that assembling a portfolio of proven and producing oil and gas Working Interests and Royalty Interests is an attractive investment opportunity, and a cash flow portfolio tied to producing oil and gas reserves is an attractive alternative to fixed income or commodities futures. With this in mind, management has chosen to focus initially on maximizing its cash flow through the acquisition of suitable Working and Royalty Interests in domestic oil and gas production. The Company may, from time to time, employ modest tactical leverage, but will always seek to deleverage whenever the equity markets are attractive.

Oil and Natural Gas Reserves

The information below is derived from a reserve report prepared by Ramsey Property Management LLC (“Ramsey”).  Copies of the summary reserve report are attached as an Exhibit to this Annual Report.  Ramsey is a well-known petroleum engineering company with experience and knowledge in the oil and gas industry. We believe our controls around the reserve estimates are sufficient for estimates and reporting.

To determine our estimated proved reserves, and as required by the SEC, we used the 12-month unweighted arithmetic average of the first-day-of-the-month price for the months of January 2013 through December 2013 calculated to be $3.67 per Mcf of natural gas and $93.96 per Bbl of oil. These prices were held constant for the life of the properties and adjusted for the appropriate market differentials.

As of December 31, 2013, our proved crude oil and natural gas reserves are presented below by reserve category. All of our proved reserves are located within the United States.

	Oil	Natural Gas
	(Bbl)	(Mcf)
Proved developed	42,177	18,131
Total proved	42,177	18,131

Proved Undeveloped Reserves

As of December 31, 2013, the Company did not have any undeveloped reserves.

Net Production, Unit Prices and Costs

During the year ended December 31, 2013, we produced and sold 1,229 barrels of oil net to our interest at an average sale price of $95.43 per bbl.  We produced no gas. Our depletion expense was $136,571.

Producing Wells

The following table sets forth the productive wells in which we owned an interest as of December 31, 2013. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline connections or connection to production facilities. Wells that we complete in more than one producing horizon are counted as one well.

	Gross	Net

Oil	31	1
Natural gas	-	-
Total	31	1

Oil and Gas Acreage

The following table sets forth our developed and undeveloped gross and net leasehold acreage as of December 31, 2013:

	Gross	Net
Developed	300	53
Total	300	53

Acquisitions

We initiated our acquisition program in the second quarter of 2013, completing the purchase of:

Company	Transaction	Status	Transaction Date
Mai Operating	Overriding Royalty Interests in 10 producing wells in central Kansas	Closed	April 25, 2013
Razorback Oil Interests	7.88% Working Interest (providing a 6.07% Net Revenue Interest) in one recently drilled, producing gas well in Kingfisher County, OK	Closed	May 9, 2013
Nitro Petroleum	Convertible Note paying 9% semi-annually and convertible at $.55 per common share and due June 30, 2016	Closed	May 9, 2013
Nacona Production Company	18.50% Working Interest (providing a13.870% Net Revenue Interest) in six producing wells, two salt-water disposal wells and associated equipment in Montague County, Texas.	Closed	April 29, 2013
Nacona deposit	Deposit for Working Interest position with properties in North Texas and Louisiana	Open
Nitro Petroleum, Inc. (NTRO)	Open market purchase 83,700 shares @ avg. $.513 per share	Closed	From May 2013 to July 2013
Lease deposit	Lease of 800 acres in Bosque County, Texas, non-producing	Closed	September 12, 2013
Hop-Mar Energy, L.P.	Overriding Royalty Interests in twenty (20) producing wells in Texas and located in three counties; Brazos, Tyler and Madison counties.	Closed	November 27, 2013
Mai Operations	.3125% Overriding Royalty and Mineral Interests Royalty and Overriding Royalty Interests in three (3) producing wells and 100% of the mineral rights on 160 acres all located in Kansas	Closed	December 31, 2013

Our Corporate Information

We are incorporated in Nevada. Our principal executive offices are located at 3131 Camelback Road, Suite 215, Phoenix, Arizona 85016 and our primary telephone number is 602-314-3230. We maintain an additional office at 12720 Hillcrest Road, Suite 750, Dallas, Texas 75230. Our website address is www.coreresource.net. The information on, or that may be accessed through our website, is not incorporated by reference into this registration statement and should not be considered a part hereof.

Competition

The Company competes with major oil companies, numerous independents oil and gas producers, individual proprietors and investment companies of all types. Many of these competitors possess financial and personal resources substantially in excess of those which are available to the Company and the Company’s competitors may, therefore, be able to pay greater amounts for desirable oil and gas reserves than the Company’s own resources permit. The Company’s ability to generate revenue will depend on its ability to identify and acquire producing and proven oil and gas reserves.

Compliance with Government Regulation

The availability of a ready market for future oil and gas production from possible U.S. assets depends upon numerous factors beyond our control. These factors may include, amongst others, regulation of oil and natural gas production, regulations governing environmental quality and pollution control, and the effects of regulation on the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. These regulations generally are intended to prevent waste of oil and natural gas and control contamination of the environment.

We expect that our sales of crude oil and other hydrocarbon liquids from our future U.S.-based production will not be regulated and will be made at market prices. However, the price we would receive from the sale of these products may be affected by the cost of transporting the products to market via pipeline.

Environmental Regulations

Our U.S. assets are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

Employees

At December 31, 2013 we had three full-time employees.  Some necessary services are performed by consultants and contracted parties.

ITEM 1A. RISK FACTORS

Business Challanges

In operating our business, we will face significant challenges. Our revenues, profitability and future growth depend significantly on (1) continued access to the capital markets for acquisition capital, (2) our ability to identify and acquire suitable producing properties, and (3) natural gas and crude oil prices. Prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically extracted from the fields in which we have interests. In addition, among the risks and uncertainties that face our business are the following:

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

Risks Related to Our Business

We are a development stage company with minimal revenues from operations to use for operating expenses or acquisitions. In operating our business, we will face significant challenges. Our revenues, profitability and future growth depend significantly on; (1) continued access to the capital markets for acquisition capital (2) our ability to identify and acquire suitable producing properties, and (3) natural gas and crude oil prices. Prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically extracted from the fields in which we have interests.

We anticipate only a modest increase in our overhead expenses regardless of the timing and pace of acquisitions. However, prior to operating break even, overhead expenses will have an adverse effect on our shareholder’s equity and working capital, which is currently being funded by capital. The longer it takes to achieve break even, the greater the adverse impact on shareholder equity and working capital.

No History of Operations or Revenues

Although organized in 1999, the Company has had no operating history prior to 2013, nor any revenues or earnings from operations. Prior to commencement of acquisitions in the second quarter of this year, the Company’s assets consisted mainly of invested capital in the form of cash. As of December 31, 2013 the Company had generated revenues from operations of $81,084 since inception. The Company has sustained losses to date and will continue to incur expenses without corresponding revenues, at least until it begins to receive revenues associated with the oil and gas production interests it has begun acquiring sufficient to offset overhead.

The oil and gas industry is highly competitive.

The Company competes with major oil companies, numerous independents oil and gas producers, individual proprietors and investment companies of all types. Many of these competitors possess financial and personal resources substantially in excess of those which are available to the Company and the Company’s competitors may, therefore, be able to pay greater amounts for desirable oil and gas reserves than the Company’s own resources permit. The Company’s ability to generate revenue will depend on its ability to identify and acquire producing and proven oil and gas reserves.

We anticipate that we will incur operating losses and negative cash flows until acquisitions sufficient to achieve operating break even, can be funded and completed.

The nature of our operations is highly speculative and the success of our plan of operation will depend to a great extent on management’s ability to identify, acquire and finance suitable producing oil and gas reserves. We cannot assure you that we will be successful in acquiring these reserves and the associated revenues.

Our ability to become profitable is highly dependent on the continued availability of financing.

We will require substantial capital resources to fund the acquisitions of producing reserves. Our ability to obtain adequate capital for our business model will depend on a variety of factors, including; (i) our ability to identify suitable acquisitions and the quality of those acquisitions, (ii) our ability to convey our value proposition to investors, (iii) our expertise in managing the acquired assets, and (iv) our ability in managing the compliance and public reporting in an accurate and timely manner.

We anticipate undergoing a period of significant growth and a loss of one of our key executives and/or our failure to manage that growth could harm our business.

We depend heavily on the services of James D. Clark, our President and interim CFO and Philip Nuciola, our President of Capital Markets, to manage our business and raise the capital required to implement our strategy. The loss of either of these individuals would have a serious adverse effect on our prospects.  Our anticipated growth will provide challenges to our organization and may challenge management, especially since our business plan involves an aggressive acquisition strategy, involving simultaneous activity on multiple production projects in multiple locations.

Market prices for oil and gas are highly volatile and a prolonged bear market for the commodity could impact our ability to service the debt component of our capital structure.

We intend to utilize various types of leverage in order to complete acquisitions. Our ability to service the debt associated with that leverage is highly dependent on the cash flow associated with our acquired oil and gas production.  A sustained bear market for oil and gas prices would adversely impact our ability to service the debt component of the acquisition financing. Although we intend to use, what we believe is suitable leverage given foreseeable market conditions, there is no way to guarantee future commodity prices and a sustained bear market could have a materially adverse impact on our business.

We are subject to a number of Local, State and Federal Regulations. Failure to observe such regulations could result in adverse consequences.

Although we do not anticipate becoming an operator/driller ourselves, the operations with respect to the oil and gas leases and wells in which we will hold interests are subject to federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management and transportation of waste and other materials. Liability under these laws and regulations could result in suspension of drilling activities, fines and penalties, expenditures for remediation, and liability for property damage and personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders.

Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulation could severely limit or curtail exploratory or developmental drilling for oil and gas.

Some environmental laws and regulations may impose strict liability, which means that in some situations, Core could be exposed to liability as a result of the operator’s conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Clean up costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition.

Risks Related to Our Common Stock

We are subject to “Shell Rules” for reverse merger companies.

The NASDAQ Stock Market, New York Stock Exchange and NYSE Amex have adopted additional initial listing requirements for a company that goes public through a reverse merger or similar transaction (a “Reverse Merger Company”) to become exchange listed. Specifically, the new requirements would prohibit a Reverse Merger Company from listing its shares on all three major U.S. stock exchanges until the Reverse Merger Company:

 (i) has completed a one-year pre-listing “seasoning period” by trading in the U.S. over-the-counter market or on another regulated U.S. or foreign exchange following the reverse merger, and

(ii) has timely filed all required reports with the SEC (essentially requiring at least one fiscal year of the company’s periodic reports, including a Form 10-K with audited historical financial statements and, the company has maintained the requisite minimum share price ($3 for the NYSE AMEX) in the over-the-counter market for a sustained period immediately prior to submitting its listing application and the exchange’s decision to approve the application for listing.

The additional listing requirements would not apply to a Reverse Merger Company’s listing application if:

(i)	the listing is in connection with a firm commitment underwritten public offering, or

(ii)
the reverse merger occurred five or more years before applying to list so that at least four annual reports on Form 10-K with audited historical financial information have been filed by the company with the SEC following the one-year trading period. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our Company in the future.

Our common stock is subject to the Penny Stock Regulations

Our common stock currently trades on OTC Markets Pink Sheets and once this registration statement is filed and determined effective, our common stock will likely move up to the OTC Markets QB, as a reporting company. We will, however, be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our existing shareholders and insiders have substantial control over us and could limit and influence the outcome of key transactions, including changes of control.

Our current shareholders, if acting together, would be able to control or influence significantly all matters requiring approval by our shareholders, including the election of our directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investor perception that conflicts of interest may exist or arise.

Our common stock has not been widely traded and the price of our common stock may fluctuate substantially.

Prior to this registration, there has been a limited public market for shares of our common stock, with limited trading relating to the common stock referred to as the “public float”. An active public trading market may not develop following the effective date of this registration statement or, if developed, may not be sustained. The market price of our common stock following this registration, and any possible subsequent listing on the NYSE-AMEX or other securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our common stock by existing shareholders could cause our stock price to decline.

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock.

We do not expect to pay dividends in the foreseeable future, and any return on investment may be limited to the value of our common stock.

We do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition, opportunities to invest in the growth of our business and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will occur only if our stock price increases.

Risks Relating to the Financial Markets

We are highly dependent on access to capital to fund acquisitions.

We will rely on access to the credit and capital markets to finance our acquisitions. Access to these markets may be adversely affected by factors beyond our control, including volatility in securities trading markets, turmoil in the financial services industry and general economic conditions.

Market disruptions such as those experienced in the United States in 2007 and 2008 may adversely affect our ability to access sources of liquidity upon which we will rely to finance acquisitions and satisfy obligations as they become due. These disruptions may include unprecedented volatility in the markets where our securities propose to trade following completion of this registration statement, including substantial uncertainty surrounding lending institutions with which we may do business. In addition, if we are unable to access capital at competitive rates, our collective ability to finance our acquisitions and implement our business strategy could be adversely affected.

Summary

We believe it is important to communicate our expectations to our shareholders. There may be events in the future, however, that we are unable to predict accurately or which we have no control. The risk factors listed on the previous pages, as well as any cautionary language in this registration statement, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in the previous risk factors and elsewhere in this registration statement could negatively impact our business, cash flows, results of operations, prospects, financial condition and stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On February 20, 2013, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10filed on July 25, 2013, to register the Company's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form 10 on October 29, 2013.

On November 6, 2013, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's October Form 10filing.  The Staff provided comments on various matter involving oil and gas reserve disclosures, executive compensation and various general disclosure related item. The Company elected not to respond to this letter until the required reserve report is available.  The Company intends to continue to work with the Staff and respond to any remaining comments.

ITEM 2 PROPERTIES

As of the date of this filing, the Company has completed the following acquisitions:

Company	Transaction	Status
Mai Operating	Overriding Royalty Interests in 10 producing wells in central Kansas	Closed
Razorback Oil Interests	7.88% Working Interest (providing a 6.07% Net Revenue Interest) in one recently drilled, producing gas well in Kingfisher County, OK	Closed
Nitro Petroleum	Convertible Note paying 9% semi-annually and convertible at $.55 per common share and due June 30, 2016	Closed
Nacona Production Company	18.50% Working Interest (providing a13.870% Net Revenue Interest) in six producing wells, two salt-water disposal wells and associated equipment in Montague County, Texas.	Closed
Nacona deposit	Deposit for Working Interest position with properties in North Texas and Louisiana	Open
Nitro Petroleum, Inc. (NTRO)	Open market purchase 83,700 shares @ avg. $.513 per share	Closed
Lease deposit	Lease of 800 acres in Bosque County, Texas, non-producing	Closed
Hop-Mar Energy, L.P.	Overriding Royalty Interests in twenty (20) producing wells in Texas and located in three counties; Brazos, Tyler and Madison counties.	Closed
Mai Operations	.3125% Overriding Royalty and Mineral Interests Royalty and Overriding Royalty Interests in three (3) producing wells and 100% of the mineral rights on 160 acres all located in Kansas	Closed

ITEM 3. LEGAL PROCEEDINGS.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY

Our common stock has traded on the OTC QB Markets under the symbol “CRMI”.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the QB OTC Markets.  The quotations reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.  For current price information, stockholders or other interested individuals are urged to consult publicly available sources.

Period	Sales Price per Share

	High	Low

Fiscal 2013
4th Quarter	$4.00	$3.50
3rd Quarter	$4.20	$3.20
2nd Quarter	$4.90	$4.05
1st Quarter	$4.50	$3.30

Fiscal 2012
4th Quarter	$12.00	$1.50
3rd Quarter	$5.00	$3.00
2nd Quarter	$10.00	$2.00
1st Quarter	$30.00	$4.60

Fiscal 2011
4th Quarter	$8.00	$0.26
3rd Quarter	$0.26	$0.24
2nd Quarter	$0.40	$0.22
1st Quarter	$0.22	$0.20

Holders

As of the filing of date of this Filing, there were 296 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

Equity Compensation Plan Information

During the year ended December 31, 2013, the Company issued 40,000 common shares in exchange for services. The value assigned to these shares was $80,000, granted to directors with no formal incentive plan or stated terms.

The following table provides information for all equity compensation plans as of December 31, 2013, under which our equity securities were authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
2013 Stock Compensation Plan	160,000	$2.00	-
Total	160,000	$2.00	-

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in the acquisition of existing oil and gas production and properties  from established oil and gas operators and may, from time to time, acquire positions in smaller publicly traded exploration and production companies and funding the acquisitions via a combination of common equity and senior notes. The Company does not currently engage in direct exploration but will acquire positions of up to 50% in current oil and gas production from established operators, seeking from time to time, to sell a percentage of their existing production in order to recycle their capital into new leases and wells.  Management believes it can maximize value for its shareholders while also negotiating fair and reasonable valuations for its acquisitions.

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing our directors and stockholders until such time as funding is sourced from the capital markets.  It is anticipated that additional funding from those sources for the next twelve months will be required to maintain the Company.  We have raised certain funds through private placements of our equity securities, and attempts are ongoing to raise additional funds through private placements, and said attempts will continue throughout 2014. We may also use various debt instruments to raise needed capital during 2014.  We have also entered into an exclusive placement agreement with Casimir Capital whereby Casimir will raise up to Fifty Million Dollars ($50,000,000) for the Company through a combination of debt and equity.

As oil and gas properties become available and appear attractive to our management, funds, when and if they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company.  Established oil companies continue to strive to reduce costs and debt.  This causes significant market opportunities for us to possibly position ourself with sellers that wish to divest themselves of production in order to provide liquidity.  Our management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

Our operating expenses may increase as we undertake our plan of operations.  The increase will be attributable to the additional cost of operations associated with operations, raising additional capital, sourcing acquisitions, road show expenses and continued professional fees that will be incurred.

Financial Condition and Results of Operations

Revenues

The Company’s business plan is to maximize cash flow and shareholder value by acquiring current oil and gas production via suitable Working Interests and Royalty Interests in North American oil and gas production and fund those acquisitions through a combination of common equity and senior notes. The Company may also, from time to time, acquire positions in publicly traded oil and gas companies when management believes it can trade those positions for current production. The Company initiated acquisitions during the second quarter of this year and has completed acquisitions in Texas, Oklahoma and Kansas having acquired working or royalty interests in 17 producing well and 2 saltwater disposal wells.

Oil and gas production
Revenue from oil and gas production from purchased interests commenced during the year and was $101,208 for year ended December 31, 2013. The comparable period in 2012 was in the start up phase and did not have revenue.

Interest income
Interest income from investments and cash held was $10,500 for the year ended December 31, 2013 for a convertible debenture investment in an oil and gas company. There was no investment in the comparable period in 2012.

Unrealized loss on investment in equity securities
The company had an unrealized loss of $42,705 for the year ended December 31, 2013 for an equity investment in an oil and gas company.  There was no investment in the comparable period in 2012.

Other income
One of the shareholders forgave $12,079 of the outstanding balances for the funds advanced to the Company.

Operating Expenses

Our operating expenses for the year ended December 31, 2013 were $2,085,592 of which $81,223 represented organizational and registration expenses, $1,403,481 represents general and administration expense, $148,069 represents depletion, depreciation, amortization and accretion expense and $452,819 represent interest expense.  There are not meaningfully comparable numbers available for 2012. Beginning in February of this year, the Company began incurring monthly operating costs averaging approximately $100,000.

Liquidity and Capital Resources

We had a cash balance of $210,321 as of December 31, 2013. We have continued to fund the bulk of our operating expenses through the issuance of equity investments and convertible notes. As of the date of this disclosure statement, in excess of $1.4 million in new capital has been raised, consisting of a combination of common equity and convertible notes.  The Company currently has three employees and intends to maintain minimal overhead until such time as its monthly cash flows from acquired production exceeds $200,000. Management believes that by acquiring producing properties and partnering with professional operators, it can keep the Company’s headcount to ten or fewer employees. Management believes it has sufficient liquidity to maintain its current level of operations and service the coupon on its convertible notes through the end of 2014 without the need for additional capital.

Investment in Oil and Gas Properties

We initiated acquisitions in the 2nd quarter of 2013 and have completed $2,340,268 of transactions in Texas, Oklahoma and Kansas, having acquired working or royalty interests in 40 producing wells and 2 saltwater disposal wells.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any acquisitions and exploration activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern without further financing.

Future Capital Requirements

The Company has no commitments for material capital expenditures beyond installing its accounting system, which has already been contracted and paid for.  Management believes that the Company has more than adequate liquidity to fund its operations at current levels through year-end 2014.

We expect to continue to rely on sales of our common shares and securities convertible into our common shares, in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of such securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

On February 21, 2014 we entered into an exclusive agreement with Casimir Capital LP (“Casimir”) to raise up to $50,000,000 through a combination of debt and equity. The exclusive agreement is for one year and is on a best efforts basis. Casimir is a full service natural resource investment bank headquartered in New York with offices, affiliates and personnel in Toronto, Ontario, Calgary, Alberta, Melbourne, Australia and Sao Paulo, Brazil.

Off Balance Sheet Arrangements

Pegasus Funds, LLC, a consultant to the Company, provided office space, telephones, internet and fax to the Company without charge.  Commencing February 1, 2013, the Company began paying $1,000 per month to Pegasus for use of Pegasus’s offices and facilities. The Company guaranteed a personal loan of Mr. Glenn, a principal in Pegasus, by pledging a certificate of deposit as collateral for this loan. In April 2014, the certificate of deposit was released and the Company was also released from its position as a guarantor of Mr. Glenn's indebtedness.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our President and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management, including our President and interim CFO, concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and interim CFO, in a manner that allows timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) o the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and interim CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2013. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the President and interim CFO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2013.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications related to the Company’s unique industry accounting and disclosure rules.

Management has outsourced certain financial functions to mitigate the material weakness in internal control over financial reporting. In addition, the Company intends to improve upon its closing procedures and financial reporting routine to identify and account for transactions that may be material to the interim or annual financial statements on a timely basis.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the year ended December 31, 2013, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention and overriding of controls and procedures. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties and accounting personnel with appropriate qualifications at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a deficiency in the internal controls. Management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions. However, when the cash flow situation improves, the Company intends to increase personnel with appropriate accounting qualifications to mitigate the current lack of segregation of duties within the general administrative and financial functions.

ITEM 9 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012
AND
FOR THE PERIOD FROM
APRIL 25, 2012 (INCEPTION) THROUGH DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Core Resource Management, Inc.
F/K/A Direct Pet Health Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Core Resource Management, Inc. F/K/A Direct Pet Health Holdings, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2013, for the period from April 25, 2012 (Inception) through December 31, 2012 and for the period from April 25, 2012 (Inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Core Resource Management, Inc. F/K/A Direct Pet Health Holdings, Inc. (a development stage company) as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, for the period from April 25, 2012 (Inception) through December 31, 2012 and for the period from April 25, 2012 (Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Chapman, Hext & Co., P.C.
Richardson, Texas
April 15 2014

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

Assets

Cash	$210,321	$813,928
Employee receivable	3,000	76,583
Royalty receivable	13,463	-
Accrued interest receivable	2,625	-
Prepaid expenses	30,592	-
Total Current Assets	260,001	890,511

Oil and gas properties, full cost method	1,744,901	-
Investments in convertible notes	175,000	-
Investments in equity securities	4,612	-
Deposits	464,941	4,941
Certificate of deposits (Note 14)	300,000	-
Property and equipment, net	52,469	49,091

Total Assets	$3,001,924	$944,543

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

Liabilities and Stockholders’ Equity

Liabilities
Current Liabilities:
Accounts payable	$15,445	$-
Accrued expenses	117,603	10,177
Due to shareholders - current	145,000	313,414
Deferred rent	14,824	15,791
Total Current Liabilities	292,872	339,382

Due to shareholders - long term	-	150,000
Asset retirement obligation	1,254	-
Notes payable, net of discount (Note 15)	2,611,496	-

Commitments and contingent liabilities (Note 12)	-	-

Total Liabilities	2,905,622	489,382

Stockholders' Equity:

Common stock, 100,000,000 shares authorized, $0.0001 par value, 11,081,618 and 300,035 shares issued and outstanding as of December 31, 2013 and 2012	1,108	30
Additional paid-in capital, including 10,562,583 shares to be issued as of December 31, 2012	2,616,684	972,113
Common stock receivable	(100,000)	(100,000)
Accumulated deficit during the development stage	(2,421,490)	(416,982)
Total Stockholders' Equity	96,302	455,161

Total Liabilities and Stockholders’ Equity	$3,001,924	$944,543

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2013	For the Period from April 25, 2012 (Inception) through December 31, 2012	For the Period from April 25, 2012 (Inception) through December 31, 2013

Oil and gas revenues	$101,208	$-	$101,208
Interest income	10,500	-	10,500
Dividend income	2	-	2
Gain on forgiveness of debt	12,079		12,079
Unrealized gain (loss) on investments in equity securities	(42,705)	-	(42,705)

Total revenue	81,084	-	81,084

Organizational and registration related expenses	81,223	313,838	395,061
Depletion, depreciation, amortization and accretion	148,069	5,022	153,091
General and administrative expenses	1,403,481	98,087	1,501,568
Interest expenses	452,819	35	452,854

Total expenses	2,085,592	416,982	2,502,574

Net loss	$(2,004,508)	$(416,982)	$(2,421,490)

Net loss per common share - basic and diluted	$(0.21)	$(1.39)	$(0.42)

Weighted average number of common shares outstanding	9,551,627	300,035	5,713,735

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at April 24, 2012	-	$-	$-	$	$-	$-
Issuance of common stock in exchange for 100% interest in Clark Scott, LLC., 7,000,000 shares to be issued	-	-	118,958	-	-	118,958
Recapitalization of Direct Pet Health Holdings, Inc. on reverse merger, 3,371,625 shares to be issued	300,035	30	471,239	-	-	471,269
Stock sold, 190,958 shares to be issued	-	-	381,916	(100,000)	-	281,916

Net Loss	-	-	-	-	(416,982)	(416,982)

Balance at December 31, 2012, including 10,562,583 shares to be issued	300,035	$30	$972,113	$(100,000)	$(416,982)	$455,161
Shares issued	10,741,583	1,074	361,926	-	-	363,000
Shares issued for service	40,000	4	79,996	-	-	80,000
Convertible notes payable - beneficial conversion features	-	-	1,202,649	-	-	1,202,649

Net Loss	-	-	-	-	(2,004,508)	(2,004,508)

Balance at December 31, 2013	11,081,618	$1,108	$2,616,684	$(100,000)	$(2,421,490)	$96,302

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2013	For the Period from April 25, 2012 (Inception) through December 31, 2012	For the Period from April 25, 2012 (Inception) through December 31, 2013
Operating Activities
Net loss	$(2,004,508)	$(416,982)	(2,421,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and accretion	148,069	5,022	153,091
Unrealized gain on investments in equity securities	42,705	-	42,705
Issuance of common stock for services	80,000	-	80,000
Gain on forgiveness of debt	(12,079)	-	(12,079)
Amortization of debt discount	251,146	-	251,146
Change in operating assets and liabilities:
Deferred rent	(967)	15,791	14,824
Employee receivable	73,583	(76,583)	(3,000)
Accrued interest receivable	(2,625)	-	(2,625)
Royalty receivable	(13,463)	-	(13,463)
Prepaid expense	(30,592)	-	(30,592)
Deposits	(460,000)	(4,941)	(464,941)
Accounts payable	15,445	-	15,445
Accrued expenses	107,426	10,177	117,603
Net cash used in operating activities	(1,805,860)	(467,516)	(2,273,376)

Investing activities
Purchase of certificate of deposits	(300,000)	-	(300,000)
Purchase of oil and gas properties	(1,880,268)	-	(1,880,268)
Purchase of equity securities	(47,317)	-	(47,317)
Issuance of convertible notes	(175,000)	-	(175,000)
Purchase of property and equipment	(14,826)	(54,113)	(68,939)
Net cash used in investing activities	(2,417,411)	(54,113)	(2,471,524)

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2013	For the Period from April 25, 2012 (Inception) through December 31, 2012	For the Period from April 25, 2012 (Inception) through December 31, 2013
Financing activities
Proceeds from shareholder note payable	-	300,000	300,000
Payments to shareholder note payable	(137,500)	-	(137,500)
Advances from shareholders	58,714	390,453	449,167
Payments to shareholders	(227,549)	(227,039)	(454,588)
Proceeds from notes payable	3,563,000	-	3,563,000
Decrease in equity as a result of reverse merger	-	(153,023)	(153,023)
Common stock issuance	362,999	1,025,166	1,388,165
Net cash provided by financing activities	3,619,664	1,335,557	4,955,221

Net increase in cash	(603,607)	813,928	210,321
Cash at beginning of the period	813,928	-	-
Cash at end of the period	$210,321	$813,928	$210,321

Supplemental Disclosures:
Interest paid	$148,885	$35	$148,920
Income taxes paid	$-	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Stock issued with promissory note	$-	$100,000	$100,000
Asset retirement obligation	$1,203	$-	$1,203
Beneficial conversion features of convertible notes	$1,202,649	$-	$1,202,649

The accompanying notes are an integral part of these financial statements.

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company per Plan of Merger dated September 20, 2012 deemed it advisable that Clark Scott LLC, Inc. (“Clark Scott”) be merged into Direct Pet Health Holdings, Inc. Clark Scott was the surviving Corporation and subsequent to merger was renamed to “Core Resource Management, Inc.”. The Company filed the appropriate state filings with the State of Nevada on September 20, 2012

The Company will engage in the acquisition of existing oil and gas production in partnership with established oil and gas operators in Texas and the Southwest. The Company itself will not engage in exploration but will acquire positions of up to 50% in current oil & gas production from well-established operators, seeking from time to time, to sell a percentage of their existing production in order to recycle their capital into new leases and wells. Management believes it can maximize value for its shareholders while also negotiating fair and reasonable valuations for its drilling partners.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary Core-Chiltepin Holdings, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements as of December 31, 2013 and December 31, 2012, and for the period from April 25, 2012 (inception) through December 31, 2013 include all transactions occurring during the period from the Company’s incorporation to its fiscal year end.  These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Recent Accounting Pronouncements

During the years ended December 31, 2013 and 2012, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs.  At this time, the Company itself does not engage in exploration and knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

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

Assets Retirement Obligations

The Company has adopted ASC Topic No. 410 Asset Retirement and Environmental Obligations (ASC 410), which requires that asset retirement obligations ("ARO") associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. At December 31, 2013, the Company’s asset retirement obligation liability was $1,254.

Revenue Recognition

The Company recognizes oil and gas revenues for its ownership percentage of total production under the entitlement method, whereby the working interest owner records revenue based on its share of entitled production, regardless of whether the Company has taken its ownership share of such volumes. An over-produced owner would record the excess of the amount taken over its entitled share as a reduction in revenues and a payable while the under-produced owner records revenue and a receivable for the imbalance amount.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the periods ended December 31, 2013 and 2012, basic and fully diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2013 and 2012 include the accounts of Core Resource Management, Inc. and its subsidiary Core-Chiltepin Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the December 31, 2013 financial statements.

Income Taxes

The Company accounts for income taxes under the provisions of the ASC Topic No. 740 , Income Taxes (ASC 740) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensated Absences

The Company does not accrue for compensated absences and recognizes the cost of compensated absences when paid to employees. Accordingly, no liability for such absences has been recorded in the accompanying consolidated financial statements. Management believes the effect of this policy is not material to the accompanying financial statements.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets to be held and used, including unproved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. In such circumstances, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. No impairment loss has been recognized for the period from April 25, 2012 (inception) through December 31, 2013.

Development Stage Company

The Company complies with ASC 915 Development Stage Entities and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits. For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2013 and 2012, the Company had $210,321and $813,928 in cash, respectively.

Fair Value of Financial Instruments

In accordance with the reporting requirements of Accounting Standards Codification ("ASC") Topic No. 825, Financial Instruments, (ASC 825) the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments.

The estimated fair value of accounts payable and accrued liabilities and advances from shareholder approximate their carrying amounts due to the nature and short maturity of these instruments. The carrying values of the short-term convertible notes and note payable approximate their fair value since they bear market rates of interest and other terms.

The Company's financial instruments consist primarily of cash and cash equivalents, investments, accounts payable, certificate of deposits, and long-term debt.  The carrying values of cash and cash equivalents, investments, accounts payable, certificate of deposits, and long-term debt are representative of their fair values due to their short-term maturities. The Company's Convertible Note is recorded at cost and the fair value is disclosed in Note 15 – Long-Term Debt.

NOTE 3. OIL AND GAS PROPERTIES

At December 31, 2013, the producing and undeveloped oil and gas properties were as follows:

December 31, 2013

Acquisition cost	$1,881,472
Less: Accumulated depletion	(136,571)
Total Oil and gas properties, net	$1,744,901

NOTE 4. SUPPLEMENTAL INFORMATION ON OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for the Company's oil and gas producing activities in accordance with ASC No. 932, Extractive Activities - Oil and Gas (ASC 932).

Capitalized Costs Relating to Oil and Gas Producing Activities:

	For the Year Ended December 31, 2013	From April 25, 2012 (inception) through December 31,2012	From April 25, 2012 (Inception) through December 31, 2013
Capitalized Cost:
Oil and gas properties	$1,881,472	$-	$1,881,472
Total capitalized costs	1,881,472	-	1,881,472
Less: accumulated depreciation, depletion, amortization and valuation allowance	(136,571)	-	(136,571)
Net Capitalized Costs	$1,744,901	$-	$1,744,901

Costs incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	For the Year Ended December 31, 2013	From April 25, 2012 (inception) through December 31,2012	From April 25, 2012 (Inception) through December 31, 2013

Property acquisition costs
Proved	1,856,203	-	1,856,203
Unproved	19,500		19,500
Development costs	5,769	-	5,769

Total costs incurred	$1,881,472	$-	$1,881,472

The Company did not hold any oil and gas reserves as of December 31, 2012.

NOTE 4. SUPPLEMENTAL INFORMATION ON OIL AND GAS DATA (UNAUDITED, CONTINUED)

Results of Operations from Oil and Gas Producing Activites:

For the periods ended December 31, 2013 the Company received $101,208 in oil and gas royalty revenue, spent $5,769 on lease development activities and incurred $136,571 in depletion expenses.

Reserve Information

The following estimates of proved developed and undeveloped reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company’s reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The following is a summary of a standardized measure of discounted net cash flows related to the Company’s proved oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves for the year ended December 31, 2013 were computed using benchmark prices based on the unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas during each month of such fiscal years, as required by SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting,” effective December 31, 2009.  Future expenditures to be incurred in developing and producing the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved.  The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	2013
	Oil (Bbls)	Gas (Mcf)

Proved developed reserves
Beginning of year	-	-
Purchases of minerals in place	43,406	18,131
Production	(1,229)	-
End of year	42,177	18,131
Proved developed reserves
Beginning of year	-	-
End of year	42,177	18,131

Standardized measure of discounted future net cash flows at December 31, 2013
Future cash flows		$4,029,382
Future production costs		(579,071)
Future development costs		-
Future income tax expenses		-
Future net cash flows		3,450,311
10% annual discount for estimated timing of cash flows		(2,100,805)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves		$1,349,506

The following reconciles the change in the standardized measure of discounted Future net cash flow during 2013 and 2012
Beginning of year		$-
Net change from purchases and sales of minerals in place		1,349,506
End of year		$1,349,506

NOTE 5. FAIR VALUE MEASUREMENTS

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

The Company held investments in convertible notes that are required to be measured at fair value on a recurring basis. Currently these investments are valued at amortized cost due to there is no active market for these investments. The Company performed qualitative and quantitative analysis of these investments as of December 31, 2013 and determined that the investments balances are not impaired.

The hierarchy for measuring fair value consists of Levels 1 through 3, which are described below.

Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets. Substantially all of our investments in equity securities are traded on an exchange in active markets and fair values are based on the closing prices as of the balance sheet date.

Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values of investments in fixed maturity securities and notes payable and other borrowings are primarily based on price evaluations which incorporate market prices for identical instruments in inactive markets and market data available for instruments with similar characteristics. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit rating, estimated duration and yields for other instruments of the issuer or entities in the same industry sector.

Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities. Fair value measurements of non-exchange traded derivative contracts and certain other investments are based primarily on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants.

NOTE 5. FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value measurements of the Company’s investments consisted of the following:

	Level 1	Level 2	Level 3

Equity securities	$4,612	$-	$-

Investments in convertible notes	-	-	175,000

Total	$4,612	$-	$175,000

There were no transfers between the three levels during the year ended December 31, 2013. The Changes in Level 3 assets measured at fair value for the year ended December 31, 2013 were:

Investments in convertible notes

Beginning Balance January 1, 2013	$175,000
Net Transfers In and/or (Out) of Level 3	-
Purchases	-
Sales	-
Realized and Unrealize Gains (Losses)	-
Ending Balance December 31, 2013	$175,000
Changes in Unrealize Losses for Investments Still Held at December 31, 2013	$-

NOTE 6. INVESTMENTS IN EQUITY SECURITIES

The Company’s investments in equity securities are classified as trading securities and as such are carried at fair value based on quoted market prices. Realized and unrealized gains and losses for trading securities are included as earnings in statements of operations.

Investments in equity securities as of December 31, 2013:

Equity Securities Name and Symbol	Numbers of Shares Held	Cost	Market Value	Accumulated Unrealized Gain

Nitro Petroleum (NTRO)	92,050	$47,317	$4,612	$(42,705)

NOTE 7. INVESTMENTS IN CONVERTIBLE NOTES

In May 2013, the Company invested $175,000 in an unsecured convertible promissory note issued by Nitro Petroleum, Inc. The note bears interest at 9% and matured on June 30, 2016 with conversion price of $0.55 per share. As of December 31, 2013, the Company did not record any allowance for doubtful accounts. Interest payments received from this note will be recorded as interest income in the statement of operations.

NOTE 8. GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of oil and gas exploration. Management's plan is not to engage in exploration, but to acquire interests in current oil & gas Companies with production from well-established operators.. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance operations by initially funding any company related expenses internally on an as-needed basis.

NOTE 9. ACQUISITION

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

On September 20, 2012, the Company was renamed to Core Resource Management, Inc.

NOTE 10. COMMON STOCK

For the period from April 25, 2012 (inception) through December 31, 2013, the Company sold shares of common stock for $1,388,165 in cash to investors pursuant to a private placement memorandum.

There were 11,081,618 shares of common stock issued and outstanding as of December 31, 2013.

There are no outstanding warrants for the Company’s stock.

The Company issued 40,000 common shares for services valued at $80,000

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Furniture and equipment	$54,733	$40,131
Computer equipment	11,700	11,476
Leasehold improvement	2,506	2,506
Less accumulated depreciation	(16,470)	(5,022)
Property and equipment, net	$52,469	$49,091

Depreciation expense for the period from the year ended December 31, 2013 and 2012 and April 25, 2012 (inception) through December 31, 2013 was $11,448, $5,022 and $16,470, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company has an obligation under an operating lease agreement for rent of its office space in Phoenix, Arizona. The term of the lease is from 2012 through 2017. The average monthly base lease payment over the remaining term of the lease is $4,196.

Following is a schedule of lease payments by year:

For the Year Ended December 31, 2013

2014	$52,874
2015	53,869
2016	54,863
2017	46,410
Total	$208,016

Rent expense for the period for the year ended December 31, 2013, 2012 and from April 25, 2012 (inception) through December 31, 2013 was $67,865, $24,635 and $92,500 respectively.

As of December 31, 2013 and December 31, 2012, the officers of the Company advanced $20,000 and $163,414 to the Company, respectively. These amounts were disclosed in “Due to Shareholders”.

In 2013, the Company guaranteed a personal loan for one of the officers of the Company. The Company pledged a certificate of deposit as collateral for this loan. In April 2014, the certificate of deposit was released and the Company was also released from its position as guarantor of the officer’s indebtedness.

NOTE 13. INCOME TAXES

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

NOTE 13. INCOME TAXES (CONTINUED)

The following table reconciles income tax expenses and rate base on the statutory rate to the Company’s income tax expense:

	December 31,	December 31,
	2013	2012
Federal income taxes at 34%	$(681,533)	$(141,774)
Tax effect on non-deductible expenses and credits	1,781	1,152
Increase in valuation allowance	679,752	140,622
	$-	$-

The components of our deferred taxes are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$803,418	$136,397
Deferred rent	5,040	5,369
Unrealized loss on investments	14,519	-
Less, valuation allowance	(820,373)	(140,622)
Net deferred tax asset	$2,604	$1,144

Deferred tax liabilities attributable to:
Fixed assets	$(2,604)	$(1,144)
Net deferred tax liabilites	$(2,604)	$(1,144)

The Company remains subject to examination by major tax jurisdictions for its 2012 and 2013 tax years.

NOTE 14. RELATED PARTY TRANSACTIONS

The former director of the Company is a managing director of Pegasus Funds, LLC (“Pegasus”). As of December 31, 2013, Pegasus and Assigns owned approximately 3,000,000 common shares.

The Company leases an office space with Pegasus on a month-to-month basis. The monthly lease payment is $1,000 per month.

The Company issued 40,000 shares for services to the outside directors.

One of the shareholder advances funds for the Company’s operations. These advances have no formal agreement, no stated interest rate and due on demand. The amount due as of December 31, 2013 and December 31, 2012 was $20,000 and $163,414, respectively.

The Company executed a promissory note in the amount of $300,000 payable in twenty four equal installments to Pegasus following the completion of raising $2,000,000 in capital. The note is secured by the certificate of deposits. The amount due as of December 31, 2013 and December 31, 2012 was $125,000 and $300,000, respectively. Please refer to note 15 for additional information.

The Company guaranteed a personal loan for one of the officers of the Company. The Company pledged a certificate of deposit as collateral guarantee for this loan. In April 2014, the certificate of deposit was released and the Company was also released from its position as guarantor of the officer’s indebtedness.

NOTE 15. LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	December 31,	December 31,
	2013	2012

Related party note	$125,000	$300,000
Convertible note (net of discount of $951,504 as of December 31, 2013)	2,611,496	-
Total debt	2,736,496	300,000
Less current portion	(125,000)	(150,000)
Total long-term debt	$2,611,496	$150,000

Related Party Note

In December 2012, the Company entered into a note agreement with Pegasus Funds, LLC (“Pegasus”) in which the Company agrees to pay Pegasus $300,000 in twenty four equal monthly installments. The note is secured by the certificate of deposits. This collateral will be reduced by 50% on the first anniversary of the initial monthly installment and released on the second anniversary of the initial monthly installment. Please refer to note 14 for additional information.

Convertible Note

In 2013, the Company raised $3,563,000 in senior convertible debentures (‘The Note”) that matures in 2017. The Note is convertible into shares of the Company’s common stock, at an initial conversion price of $3.00 per share or 1,187,667 shares as of December 31, 2013. The Note accrues interest at a rate of 7.0% per annum, compounded quarterly, to be paid on each April 15, July 15, October 15, and January 15. Total accrued interest as of December 31, 2013 was $52,788.

The Company evaluated the Note for derivatives and determined that they do not qualify for derivative treatment for financial reporting purpose. The Company then evaluated the Note for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $1,202,650. This amount was recorded as a debt discount at the date of issuance that is being amortized over the life of the notes. Total debt discount amortization during the year ended December 31, 2013 was $251,146.

Future maturities of long-term debt as of December 31, 2013 are as follows:

Year Ended December 31, 2013
2014	$125,000
2015	-
2016	-
2017	3,563,000
$3,688,000

NOTE 16. NATURAL GAS AND OIL EXPLORATION RISK

Exploration Risk

The Company's future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

Distribution Risk

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect. It relies on the operator's ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipelines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of buyers.

NOTE 17. STOCK OPTIONS/STOCK-BASED COMPENSATION

The Company approved a non-qualified stock option plan in November 2013 to provide directors, officers, and employees and under which 40,000 shares of common stock have been reserved for issuance. The options are non-qualified stock options and are valued at the fair market value of the stock on the date of grant. The options expire 5 years after the date of grant.

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55. This statement requires the Company to record an expense associated with the fair value of stock-based compensation. The Company uses the Black- Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data. Changes in these assumptions can materially affect the fair value estimate. The total fair value of the options is recognized as compensation over the vesting period.

A summary of the status of the Company’s option grants as of December 31, 2013 and the changes during the periods then ended is presented below:

	Shares	Weigthed-Average Exercise Price	Remaining Contractual Term (in Years)
Outstanding at December 31, 2012	-	-	-
Granted	160,000	2.00	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2013	160,000	2.00	5.00
Exercisable at December 31, 2013	-	-	-

NOTE 17. STOCK OPTIONS/STOCK-BASED COMPENSATION (CONTINUED)

The weighted average fair value at date of grant for options year ended December 31, 2013 was estimated using the Black-Scholes option valuation model with the following inputs:

Average expected life in years	5.00
Average risk-free interest rate	2%
Average volatility	33.3%
Dividend yield	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility, capital structure, and its daily trading volumes.

In calculating the expected life of stock options, the Company determines the amount of time from grant date to contractual term date for vested options. In developing the expected life assumption, all amounts of time are weighted by the number of underlying options.

A summary of the status of the Company’s vested and nonvested option grants at December 31, 2013 and the weighted average grant date fair value is presented below:

	Shares	Weigthed-Average Grant Date Fair Value per Share	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	-	-	-
Granted	160,000	1.87	299,200
Vested	-	-	-
Forfeited	-	-	-
Non-vested at December 31, 2013	160,000	1.87	299,200

As of December 31, 2013, there were $299,969 of unrecognized compensation expenses related to the non-vested stock grant.

NOTE 18. SUBSEQUENT EVENTS

Subsequent to year end, the Company issued $1,215,000 in senior convertible debentures.

Subsequent to year end, the Company entered into an exclusive agreement with Casimir Capital LP (“Casimir”) to raise up to $50,000,000 through a combination of debt and equity. The exclusive agreement is for one year and is on a best efforts basis.

Subsequent to year end, the Company converted $2,883,000 of convertible notes into equity with a conversion price of $2.00 per share.

Subsequent to year end, the Company cancelled 120,000 options issued to the board of directors.

The Company has evaluated subsequent events through April 15, 2014, the date the financial statements were available to be issued. No events have occurred which would have a material effect on the financial statements of the Company as of that date.

Subsequent to year end, Edward Butowsky, John Dinan, W. Brown Glenn, Jr. and Dennis Orsi resigned as directors of the Company, and Messrs. Alex Campbell and Jeffrey K. Tregaskes were appointed by the remaining members of the Board of Directors to fill the unexpired terms of two of the resigning directors.  There were no disagreement between any of the resigning directors and the Company.

Subsequent to year end, W. Brown Glenn, Jr. resigned as Chief Executive Office of the Company and his duties and responsibilities have been assumed for the foreseeable future by the President of the Company.

ITEM 10- DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

James Clark	34	President, interim CFO and Director
Alex Campbell	56	Director
Jeff Tregaskes	39	Director
Dennis Miller	64	Director

James D. Clark (34) – President, interim CFO and Director. Prior to forming Clark Scott, in May 0f 2012, he spent the previous four years at Republic Monetary Exchange (RME) where he became the General Manager and Chief Sales Officer. RME is a Phoenix-based precious metals dealer. In three short years as Chief Sales Officer and General Manager, Mr. Clark grew the Company to a nationally recognized, $100 million a year organization. Mr. Clark recruited and stacked his sales force with former registered securities advisors and register financial planners. After spending a four years in Marine Corps intelligence, Mr. Clark graduated from Arizona State University’s W.P. Carey School of Business Summa Cum Laude with degrees in accounting and finance. After graduation, he worked as a Senior Associate in the Advisory branch of KPMG’s Silicone Valley, California office where some of his fortune 500 clients included Apple Computer, Electronic Arts, and Google. Mr. Clark also worked on several IPO projects the most notable perhaps being NetSuites in 2007.

Mr. Clark is currently involved in several unrelated companies listed below:

Company or Entity	Position or Relationship	% Ownership

PPME, LLC	Member	37.50%

Mr. Clark has indicated to the Board, that none of these companies are engaged in activities similar to or in conflict with the Company.

Alex Campbell (56) – Director, Mr. Alex Campbell has been in the Oil and Gas Business since 1980, currently as the Vice President of Land for a Colorado based company, Enduring Resources, LLC. Prior to joining Enduring, Mr. Campbell was Vice President and Executive Vice President for Aspect Resources, LLC from August 1996 until December 2001 and Vice President for Aspect Energy, LLC from January 2001 until June 2004.  From 1980 until 1996, Mr. Campbell held various land and managerial positions with Texas Oil and Gas Corporation (aka TXO Production Corp.) and Lario Oil & Gas Company. Mr. Campbell has held Director positions with multiple public and private companies.

Jeff Tregaskes (39) – Director. Jeff Tregaskes has spent over 18 years of his career as a commercial real estate developer, investor, builder, and agent. He has a track record of successful project development in Arizona, Texas, Colorado and New York. Jeff has represented landlords, tenants, buyers and sellers and has an extensive client resume that includes broad national and international resources. Jeff also has an comprehensive background in land procurement, entitlement, development, vertical construction, restoration, and disposition nationwide. In addition to his real estate experience, Jeff and his family have also been key investors in many small to mid-cap companies. He has significant managerial experience in financial arbitrage, equity raises, and debt restructuring of multiple companies in excess of $50 million. He also has been involved in the life settlement business, funding business opportunities on an institutional basis.

Dennis W. Miller (64) – Director. Mr. Miller has for the past five years, controlled G.C. T. LLC, a privately-held company specializing in pre-testing GPS products for major OEM’s like Garmin and Magellan.  He along with his family, has been actively investing in Arizona for more than thirty years. During his thirty-year career as an investor, he has served on several boards and was the Co-founder and board member of AutoCorp Equities, Inc. (ACOR), a publicly-traded, Phoenix-based automotive finance company. He ultimately also served as President of ACOR’s captive Cayman Islands subsidiary, Consumer Insurance Services Inc.

On March 27, 2014, Edward Butowsky, John Dinan, W. Brown Glenn, Jr. and Dennis Orsi resigned as directors of the Company, and Messrs. Alex Campbell and Jeffrey K. Tregaskes were appointed by the remaining members of the Board of Directors to fill the unexpired terms of two of the resigning directors.  There were no disagreement between any of the resigning directors and the Company.

On March 27, 2014, W. Brown Glenn, Jr. resigned as Chief Executive Office of the Company and his duties and responsibilities have been assumed for the foreseeable future by the President of the Company.

With the exception of Mr. Clark, no director or executive officer has, within the last ten years; (i) filed any federal bankruptcy petition or any like petition under state insolvency laws (ii) been convicted in or been the subject of any criminal proceedings (iii) been the subject of any order, judgment or decree involving the violation of any state or federal securities laws or (iv) been temporarily or permanently barred from engaging in any type of business practice or those practices specifically listed in and requiring disclosure under 17 CFR Section 229.401(f). In July of 2008, Mr. Clark was arrested in Florida on a criminal misdemeanor charge. He subsequently pleaded  "No Contest" to the charge.

There are no agreements or other understandings between any executive officer and any other person(s) regarding such officer’s selection as an officer beyond those provisions provided for in the Exchange Agreement with Clark Scott, LLC stipulating the executive positions and compensation of Mr. Clark.

Advisory Directors

Robert Cargill is a member of the Company’s Advisory Board. He has managed his family’s East Texas oil and gas interests including mineral, override, and working interests for more than thirty years. These interests extend back to the discovery of oil on his family’s property in 1932. As general partner of Cargill family partnerships, he has been involved in more than one hundred real estate and mineral transactions as well as active investments in energy related securities. Prior to joining the family’s energy business, Mr. Cargill was Professor of Chemistry at the University of South Carolina.  Mr. Cargill is a graduate of Rice University and holds a PhD in chemistry from MIT.

Robert A. Shuey III is a member of the Company’s Advisory Board and serves as a consultant to the Company. He spent twenty-two years in Corporate Finance and Investment Banking, starting at Salomon Brothers in New York in 1979, then Rauscher Pierce in Dallas in 1985. He is currently Managing Director of Pegasus Funds, LLC, an investment partnership located in Dallas, Texas. During his investment banking career, he led IPO’s, Secondary’s and/or major financings for numerous energy companies including; Transocean, Inc., Endevco, Inc., Parallel Petroleum, Inc., Fortune Petroleum, Inc., Empiric Energy, Inc., Triton Energy, Inc. Search Energy, Inc., Barton Valve, Inc. and Dorchester Gas, Inc.  From 1995 to 2000, Mr. Shuey served on the Board of Directors of the Regional Investment Bankers Association “RIBA,” now known as The National Investment Bankers Association. Mr. Shuey has served on the Boards of Directors of 14 public entities. Of the numerous IPO’s led by Mr. Shuey, two were recognized as being the AMEX’s best performing companies in 1997 and 1998 and one designated as the Inc. 500’s “#1 Fastest Growing Company”.  He is a graduate of Babson College.

Thomas Spencer is a member of the Company’s Advisory Board. Mr. Spencer has been involved in the West Texas oil and gas industry for more than thirty years. He founded and managed Southwest Disposal Service, Inc. in Odessa, Texas. Southwest Disposal pioneered the technology to remediate and reclaim the environmental waste created by oil and gas drilling receiving the only permit of its kind in Texas.  Mr. Spencer sold Southwest in 2010 to a large Canadian energy company. Prior to founding Southwest, Mr. Spencer was the founder and owner of TK Spencer and Associates. Spanning more than 20 years, TK Spencer developed more than 2,500 homes in Florida, Washington and Arizona. Mr. Spencer served as a trustee for Taylor University, a board member for the Christian Embassy in Washington DC, and was appointed by the Governor of the State of Virginia to serve on the Committee for Opportunities for Minorities.  He was also invited by President Nixon to work with Governor George Romney at the United States Office of Housing and Urban Development.

Board of Directors

Our Board of Directors currently consists of four directors; Messrs. Clark, Campbell, Tregaskes, and Miller, with Messrs.  Campbell, Tregaskes, and Miller qualifying as independent directors.  The Directors are elected to serve one-year terms and our Bylaws permit up to seven directors. The majority of our directors qualify as independent directors for purposes of compliance with the corporate governance rules as approved by the SEC for the NYSE-AMEX.

Board Committees

Audit Committee

The independent directors have determined that Mr. Dennis Miller meets the qualifications as an “audit committee financial expert” within the meaning of the regulations of the SEC and exchange rules. As a result, Mr. Dennis Miller was elected chairman of that committee. The audit committee approved and adopted the audit committee charter (included herein by reference). The primary responsibilities of our audit committee will include:

•	Appointing and approving the compensation of, and assessing the qualifications and independence of our independent public accounting firm, which is currently Chapman Hext PC.
•	Overseeing the work of our independent public accounting firm, including the receipt and assessment of reports from that firm.
•	Reviewing and discussing with management and our independent public accounting firm our annual and quarterly financial statements and related disclosures.
•	Preparing the audit committee report required by the SEC rules to be included in our annual proxy statements.
•	Monitoring our internal control over financial reporting and our disclosure controls and procedures.
•	Reviewing our risk management status.
•	Establishing policies regarding hiring employees from our independent public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns.
•	Meeting independently with our independent public accounting firm and management.
•	Monitoring compliance by our senior financial officers with our code of conduct and ethics.

All audit and non-audit services to be provided by our independent public accounting firm must be approved, in advance, by the audit committee.

Compensation Committee

We expect that one of the other independent directors will be elected to serve as chair of the compensation committee. None of the persons eligible to serve on the compensation committee will have ever been employed by us. The primary responsibilities of the compensation committee will include:

•	Annually reviewing and approving corporate goals and objectives relevant to the compensation of executive officers.
•	Reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our executive officers.
•	Overseeing an evaluation of our executive officers.
•	Overseeing and administering our cash and equity incentive plans.

Nominating and governance Committee

We expect three of the independent directors will serve on our nominating and governance committee. The primary responsibilities of that committee will be:

•	Identifying candidates for the Board of Directors.
•	Recommending to our Board of Directors the persons to be nominated for election as directors and to each of our board’s committees.
•	Reviewing and making recommendations to our Board of Directors with respect to management succession planning.
•	Developing, updating and recommending to our Board of Directors corporate governance principals and policies.
•	Overseeing the evaluation of our Board of Directors.
•	Reviewing and making recommendations to our Board of Directors with respect to director compensation.

Code of Conduct and Ethics

Our Board of Directors will adopt a code of conduct and ethics that will be effective immediately following the effective date of this registration statement. The code of conduct and ethics will establish the standards of ethical conduct applicable to all directors, officers, and employees of our Company. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The audit committee of our board will be responsible for applying and interpreting our code of conduct and ethics in situations where questions arise.

Corporate Governance

We believe that good corporate governance is important to ensure that, as a public company, we will be managed for the long-term benefit of the shareholders. In preparation for the completion of this registration statement and in the event the Company makes an application for listing of the Company’s shares on the NYSE-AMEX, we have been reviewing the corporate governance policies and practices of other public companies. We have also considered the provisions of the Sarbanes-Oxley Act and the rules of the SEC and NYSE-AMEX Exchange. Based on that review, our Board of Directors will begin taking steps to implement many of those provisions and rules.

Election of Directors and Vacancies

The Company’s Bylaws provide that the Board of Directors, which currently consist of four (4) directors may have up to a maximum of seven (7) directors. Our Bylaws further provide that vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the remaining Directors or a super majority vote of the shareholders. Directors elected to fill vacancies hold office until the expiration of the term of the director they replaced.

Compensation Discussion and Analysis

As of the date of this filing, the base salaries of our one executive has already been established for a period of two years, based on the provisions of the Exchange Agreement (see, Summary – Selected Corporate History) and listed in the Summary Compensation Table following.  After the initial two year period covered by the provisions of the Exchange Agreement, the compensation for our  executive officers will be determined by the Compensation Committee.

Planned objectives

We expect that our executive compensation programs for our named executive officers will be designed to achieve the following objectives:

•	To provide executives with overall levels of compensation that we believe are competitive with the high growth energy sector.
•	To attract the highest caliber of talent.
•	To provide executive pay packages with appropriate short and long-term incentives, including annual bonus and equity compensation tied to individual and company performance.
•	To reward performance that creates shareholder value for our company.

Components of future executive compensation programs

We expect that our executive compensation plans will include some combination of the following elements of compensation that are generally recognized as important in attracting and retaining qualified individuals:

•	Base salaries
•	Annual cash incentives
•	Long-term incentives
•	Employee benefits programs
•	Stock Incentive Plan

While we have not adopted any formal policies regarding executive compensation, including policies or guidelines for allocating compensation among salary, cash incentives, long-term incentives and other benefits, we expect to do so within the next 12 months.

ITEM 11 – EXECUTIVE AND DIRECTOR COMPENSATION

The following table provides information with respect to compensation for our named executive officers

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total

James Clark President and interim CFO	2013	$240,000	$-	$-	$-	$240,000

Director Compensation

The independent members of the Company’s Board of Directors do not receive any compensation for board meetings attended.

With the exception of group medical insurance, no retirement, pension, profit sharing, or stock option programs have been adopted by the Company for the benefit of its employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the filing of this Form 10, certain information concerning the beneficial ownership of our common stock as of March 31, 2013, by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock (ii) each director (iii) each named executive officer, and (iv) all of our executive officers and directors as a group and their percentage ownership and voting power.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage

5% Shareholders:
Pegasus Funds, LLC	1,326,393	12.00%
James D. Clark	5,088,000	46.20%

Executive Officers and Directors
James D. Clark	5,088,000	46.20%
Dennis Miller (1)	115,000	*

(1)	Includes Options approved in February and granted on November 7th, 2013. The term of each option is five years, subject to vesting and exercisable at $2.00 per common share.

*	Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise described herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Our former CEO is also a Managing Director of Pegasus Funds, LLC., a closely-held Dallas-based investment partnership.  Pegasus was intimately involved with the renewal of the Company’s charter in Nevada, structuring the Merger transaction with Clark Scott, LLC (see, Summary – Selected Corporate History), forwarding monies for said renewal and settling the Ranga Blu litigation as well as providing office space, telephones, internet and fax to the Company since he became the CEO and continuing through the end of January 2013. Beginning on February 1, 2013, the Company began paying monthly rent to Pegasus Funds, LLC equal to $1,000. The rent payment covers the monthly office expense for the Company’s corporate headquarters, including phones, fax and internet service.

The original May 1, 2012 Agreement between Clark Scott, LLC and Pegasus Funds, LLC obligated Pegasus to provide a suitable public shell to Clark Scott, LLC along with certain advisory services for which Pegasus would be paid cash and stock in the post-merger entity. The cash portion of Pegasus’s remuneration was equal to $550,000, with $250,000 being paid at Closing of the Exchange Agreement on September 20, 2012, and the balance of $300,000 to be paid out over two years in equal monthly installments. In addition to the cash, Pegasus was to receive thirty percent (30%) of the newly issued post reverse split restricted stock issued in connection with the exchange.

Our President was the largest equity holder in Clark Scott, LLC and consequently became our largest shareholder after the September merger. He also advanced funds for the establishment of our Phoenix office and he has continued to advance funds to maintain that office and associated personnel.

Mr. Robert A. Shuey, III, who is a Managing Director of Pegasus Funds, LLC and member of the Advisory Board, serves as a consultant to the Company.  His consulting services include identifying, evaluating and negotiating potential producing property acquisitions and investments, introducing the Company’s management to prospective oil and gas sellers, and assisting in negotiations. The Company has executed an agreement with Mr. Shuey that it believes is consistent with industry standards whereby the company will pay a consulting fee equal to three percent (3%) on Royalty Interests acquired and five percent (5%) on Working Interests acquired. The Company anticipates negotiating agreements of this type with other individuals involved in placing oil & gas interests and under the same terms and conditions.

Our President has advanced funds to the Company for the Company’s operations.  These advances were not made pursuant to a formal agreement, have no stated interest rate and are due on demand.  The amount due as of December 31, 2013 and December 31, 2012 was $20,000 and $163,414, respectively.

The Company guaranteed a personal loan to Mr. Glenn. The Company pledged a certificate of deposit as collateral guarantee for this loan. In April 2014, the certificate of deposit was released and the Company was also released from its position as a guarantor of Mr. Glenn's indebtedness.

Policies and Procedures with Respect to Related Party Transactions.

The chairman of our audit committee has managerial and forensic accounting experience and he also has served on numerous public boards as audit committee member and is thoroughly familiar with the types of related party transactions that occur in smaller companies. Management relies on his and our outside accounting firm’s expertise regarding potential conflicts and disclosure.

Director Independence

Our Board of Directors has determined that the following directors are independent directors for purposes of compliance with the corporate governance rules of the NYSE AMEX exchange; Messrs. Campbell, Tregaskes and Miller. We intend to comply with the rules relating to the number of independent directors composing our board and we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only the independent directors are present. We intend to comply with future governance requirements to the extent they become applicable to us.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors, Chapman, Hext & Co., P.C. for the years ended December 31, 2013 and 2012:

	Years Ended December 31
	2013	2012

Audit Fees (1)	$51,334	$34,294
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1) Audit Fees are the aggregate fees billed by the independent auditor for the audit of the annual financial statements, reviews of interim financial statements, and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Generally, the board of directors approves in advance audit and non-audit services to be provided by our independent auditors. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated preapproval authority to our President for matters that arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that such approvals are reported to the board of directors at its next regularly scheduled meeting.

ITEM 15.  EXHIBITS

Exhibit No.	Item

Exhibit 2.1	Letter Agreement dated May 1, 2012, between James Clark, Jim Scott and Pegasus Funds, LLC (1)
Exhibit 2.2	Exchange Agreement dated September 20, 2012, between the Company and Clark Scott LLC, Inc. (1)
Exhibit 2.3	Articles of Merger between the Company and Clark Scott LLC, Inc. (1)
Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Second Amended and Restated Bylaws (2)
Exhibit 3.3	Amendment to Articles of Incorporation (1)
Exhibit 10.1	Agreement dated April 25, 2013, between the Company and Nacona Production Company (1)
Exhibit 10.2	Participation Agreement dated May 1, 2013, by and between Razorback Oil Interests and the Company (1)
Exhibit 10.3	Promissory Note dated December 3, 2012, from the Company, as maker, to Pegasus Funds, LLC, as payee (1)
Exhibit 10.4	Promissory Note dated May 9, 2013 from Nitro Petroleum, Incorporated to the Company in the principal amount of $175,000 (1)
Exhibit 10.5	Recorded Assignment of Overriding Royalty from Kurt R. Mai to the Company (1)
Exhibit 10.6	Consulting Agreement dated June 1, 2013, between the Company and Robert A. Shuey, III (1)
Exhibit 10.7	Placement Agreement dated February 21, 2014, between Casimir Capital and the Company (2)
Exhibt 10.8	Assignments of Overriding Royalty Interests in Brazos, Madison and Tyler Counties, Texas, dated as of December 1, 2013, from Hop-Mar Energy, L.P. to the Company (2)
Exhibit 10.9	Assignment of Overriding Royalty and Mineral Deed dated December 30, 2014, from Kurt Mai, et ux., to the Company (2)
Exhibit 21.1	List of Subsidiaries (1)
Exhibit 23.1	Consent of Chapman Hext & Co., P.C. (2)
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 99.1	Reserve Report dated March 25, 2014, and issued by Ramsey Property Management LLC relating to the Company's oil and gas reserves as of January 1, 2014 (2)

(1)	Previously filed in connection with the Company's Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the April 15, 2014.

CORE RESOURCE MANAGEMENT, INC.

SIGNATURE: /s/ James D. Clark
James D. Clark, President
and interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the April 15, 2014.

Signatures	Capacity

/s/ James D. Clark	President

/s/ Alex Campbell	Director

/s/ Jeff Tregaskes	Director

/s/ Dennis W. Miller	Director

EXHIBIT INDEX

Exhibit No.	Item

Exhibit 2.1	Letter Agreement dated May 1, 2012, between James Clark, Jim Scott and Pegasus Funds, LLC (1)
Exhibit 2.2	Exchange Agreement dated September 20, 2012, between the Company and Clark Scott LLC, Inc. (1)
Exhibit 2.3	Articles of Merger between the Company and Clark Scott LLC, Inc. (1)
Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Second Amended and Restated Bylaws (2)
Exhibit 3.3	Amendment to Articles of Incorporation (1)
Exhibit 10.1	Agreement dated April 25, 2013, between the Company and Nacona Production Company (1)
Exhibit 10.2	Participation Agreement dated May 1, 2013, by and between Razorback Oil Interests and the Company (1)
Exhibit 10.3	Promissory Note dated December 3, 2012, from the Company, as maker, to Pegasus Funds, LLC, as payee (1)
Exhibit 10.4	Promissory Note dated May 9, 2013 from Nitro Petroleum, Incorporated to the Company in the principal amount of $175,000 (1)
Exhibit 10.5	Recorded Assignment of Overriding Royalty from Kurt R. Mai to the Company (1)
Exhibit 10.6	Consulting Agreement dated June 1, 2013, between the Company and Robert A. Shuey, III (1)
Exhibit 10.7	Placement Agreement dated February 21, 2014, between Casimir Capital and the Company (2)
Exhibt 10.8	Assignments of Overriding Royalty Interests in Brazos, Madison and Tyler Counties, Texas, dated as of December 1, 2013, from Hop-Mar Energy, L.P. to the Company (2)
Exhibit 10.9	Assignment of Overriding Royalty and Mineral Deed dated December 30, 2014, from Kurt Mai, et ux., to the Company (2)
Exhibit 21.1	List of Subsidiaries (1)
Exhibit 23.1	Consent of Chapman Hext & Co., P.C. (2)
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 99.1	Reserve Report dated March 25, 2014, and issued by Ramsey Property Management LLC relating to the Company's oil and gas reserves as of January 1, 2014 (2)

(1)	Previously filed in connection with the Company's Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed herewith