Form 10-Q
period 2014-03-31
Core Resource Management, Inc.
filed 2014-05-14
CIK 1581312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to________

Commission File Number: 000-55010

Core Resource Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-2029981
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3131 E. Camelback Road, Suite 215
Phoenix, AZ 85016
(Address of principal executive offices, including zip code)
(602)314-3231

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

At March 31, 2014 there were 11,081,618 shares of the registrants Common Stock outstanding.

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

PART 1 – FINANCIAL INFORMATION

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013
AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND
FOR THE PERIOD FROM
APRIL 25, 2012 (INCEPTION) THROUGH MARCH 31, 2014

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)

Assets

Cash	$136,959	$210,321
Employee receivable	3,000	3,000
Royalty receivable	33,614	13,463
Accrued interest receivable	-	2,625
Prepaid expenses	27,172	30,592
Total Current Assets	200,745	260,001

Oil and gas properties, full cost method	1,711,984	1,744,901
Investments in convertible notes	175,000	175,000
Investments in equity securities	21,788	4,612
Deposits	464,941	464,941
Certificate of deposits (Note 10)	150,000	300,000
Property and equipment, net	49,452	52,469

Total Assets	$2,773,910	$3,001,924

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)

Liabilities and Stockholders’ Equity

Liabilities
Current Liabilities:
Accounts payable	$21,425	$15,445
Accrued expenses	177,130	117,603
Due to shareholders - current	100,000	145,000
Deferred rent	14,234	14,824
Total Current Liabilities	312,789	292,872

Asset retirement obligation	1,457	1,254
Notes payable, net of discount (Note 10)	2,781,173	2,611,496

Commitments and contingent liabilities (Note 7)	-	-

Total Liabilities	3,095,419	2,905,622

Stockholders' Equity:

Common stock, 100,000,000 shares authorized, $0.0001 par value, 11,081,618 shares issued and outstanding as of March 31, 2014 and December 31, 2013	1,108	1,108
Additional paid-in capital	2,713,351	2,616,684
Common stock receivable	(100,000)	(100,000)
Accumulated deficit during the development stage	(2,935,968)	(2,421,490)
Total Stockholders' Equity	(321,509)	96,302

Total Liabilities and Stockholders’ Equity	$2,773,910	$3,001,924

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2014 (Unaudited)	Three months ended March 31, 2013 (Unaudited)	For the Period from April 25, 2012 (Inception) through March 31, 2014 (Unaudited)

Oil and gas revenues	$59,277	$-	$160,485
Interest income	5,250	-	15,750
Dividend income	-	-	2
Gain on forgiveness of debt	-	-	12,079
Unrealized gain (loss) on investments in equity securities	17,177	-	(25,528)

Total revenue	81,704	-	162,788

Lease operating expense	12,417	-	12,417
Organizational and registration related expenses	-	-	395,061
Depletion, depreciation, amortization and accretion	36,139	2,597	189,230
General and administrative expenses	407,870	273,699	1,909,438
Interest expenses	139,756	74,427	592,610

Total expenses	596,182	350,723	3,098,756

Net loss	$(514,478)	$(350,723)	$(2,935,968)

Net loss per common share - basic and diluted	$(0.05)	$(0.07)	$(0.46)

Weighted average number of common shares outstanding	11,081,618	4,944,321	6,401,280

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2014 (Unaudited)	Three months ended March 31, 2013 (Unaudited)	For the Period from April 25, 2012 (Inception) through March 31, 2014 (Unaudited)
Operating Activities
Net loss	$(514,478)	$(350,723)	$(2,935,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and accretion	36,139	2,597	189,230
Unrealized gain on investments in equity securities	(17,177)	-	25,528
Issuance of common stock for services	-	60,000	80,000
Gain on forgiveness of debt	-	-	(12,079)
Amortization of debt discount	76,342	42,723	327,488
Change in operating assets and liabilities:			-
Deferred rent	(590)	423	14,234
Employee receivable	-	-	(3,000)
Accrued interest receivable	2,625	-	-
Royalty receivable	(20,151)	-	(33,614)
Prepaid expense	3,420	(13,243)	(27,172)
Deposits	-	-	(464,941)
Accounts payable	5,981	19,362	21,426
Accrued expenses	59,527	-	177,130
Net cash used in operating activities	(368,362)	(238,861)	(2,641,738)

Investing activities
Purchase of certificate of deposits	-	(300,000)	(300,000)
Proceeds from sale of certificate of deposits	150,000	-	150,000
Purchase of oil and gas properties	-	-	(1,880,268)
Purchase of equity securities	-	-	(47,317)
Issuance of convertible notes	-	-	(175,000)
Purchase of property and equipment	-	(4,713)	(68,939)
Net cash used in investing activities	150,000	(304,713)	(2,321,524)

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2014 (Unaudited)	Three months ended March 31, 2013 (Unaudited)	For the Period from April 25, 2012 (Inception) through March 31, 2014 (Unaudited)
Financing activities
Proceeds from shareholder note payable	-	-	300,000
Payments to shareholder note payable	(25,000)	(50,000)	(162,500)
Advances from shareholders	-	58,714	449,167
Payments to shareholders	(20,000)	(110,789)	(474,588)
Proceeds from notes payable	190,000	2,884,000	3,753,000
Decrease in equity as a result of reverse merger	-	-	(153,023)
Common stock issuance	-	338,000	1,388,165
Net cash provided by financing activities	145,000	3,119,925	5,100,221

Net increase in cash	(73,362)	2,576,351	136,959
Cash at beginning of the period	210,321	813,928	-
Cash at end of the period	$136,959	$3,390,279	$136,959

Supplemental Disclosures:
Interest paid	$63,224	$-	$212,144
Income taxes paid	$-	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Stock issued with promissory note	$-	$-	$100,000
Asset retirement obligation	$-	$-	$1,203
Beneficial conversion features of convertible notes	$96,667	$978,000	$1,299,316

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH MARCH 31, 2014 (UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “CRMI,” “Core Resource Management,” “Company,” “we,” “us,” and “our” are to Core Resource Management, Inc. as a whole.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary Core-Chiltepin Holdings, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements as of March 31, 2014 and December 31, 2013, and for the period from April 25, 2012 (inception) through March 31, 2014; include all transactions occurring during the period from the Company’s incorporation to its fiscal year end.  These condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying condensed financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments. References to GAAP are done using the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC” or “Codification”) 105, Generally Accepted Accounting Principles (“ASC 105”).

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 (including the notes thereto) set forth in Form 10-K.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the periods ended March 31, 2014 and December 31, 2013, basic and fully diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the condensed consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the March 31, 2014 condensed financial statements.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for interest bearing accounts of up to $250,000 and unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. As of March 31, 2014 and December 31, 2013, none of the Company’s cash accounts was in excess of federally insured limits.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, investments, accounts payable, certificate of deposits, and long-term debt.  The carrying values of cash and cash equivalents, investments, accounts payable, certificate of deposits, and long-term debt are representative of their fair values due to their short-term maturities. The Company's Convertible Note is recorded at cost and the fair value is disclosed in Note 10 – Long-Term Debt.

NOTE 3. FAIR VALUE MEASUREMENTS

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

The Company held investments in convertible notes that are required to be measured at fair value on a recurring basis. Currently these investments are valued at amortized cost due to there is no active market for these investments. The Company performed qualitative and quantitative analysis of these investments as of March 31, 2014 and determined that the investments balances are not impaired.

The fair value measurements of the Company’s investments consisted of the following:

	Level 1	Level 2	Level 3

Equity securities	$21,788	$-	$-

Investments in convertible notes	-	-	175,000

Total	$21,788	$-	$175,000

There were no transfers between the three levels during the year ended March 31, 2014. The Changes in Level 3 assets measured at fair value for the year ended March 31, 2014 were:

Investments in convertible notes

Ending Balance December 31, 2013	$175,000
Net Transfers In and/or (Out) of Level 3	-
Purchases	-
Sales	-
Realized and Unrealize Gains (Losses)	-
Ending Balance March 31, 2014	$175,000
Changes in Unrealized Losses for Investments Still Held at March 31, 2014	$-

NOTE 4. INVESTMENTS IN EQUITY SECURITIES

The Company’s investments in equity securities are classified as trading securities and as such are carried at fair value based on quoted market prices. Realized and unrealized gains and losses for trading securities are included as earnings in statements of operations.

Investments in equity securities as of March 31, 2014:

Equity Securities Name and Symbol	Numbers of Shares Held	Cost	Market Value	Accumulated Unrealized Loss

Nitro Petroleum (NTRO)	92,050	$47,317	$21,788	$(25,529)

NOTE 5. GOING CONCERN

The accompanying condensed financial statements have been prepared underlying that the Company will continue as a going concern. As shown in the accompanying condensed financial statements, the Company has begun operations and has started to generate revenues. The condensed financial statements do not include any adjustments. Management intends to finance operations by initially funding any company related expenses internally and will continue to raise capital, and receive revenue streams from investment activities.

NOTE 6. COMMON STOCK

As of the period ending March 31, 2014 there were 11,081,618 shares of common stock outstanding.

There are no outstanding warrants for the Company Stock.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company has an obligation under an operating lease agreement for rent of its office space in Phoenix, Arizona. The term of the lease is from 2012 through 2017. The average monthly base lease payment over the remaining term of the lease is $4,196.

Following is a schedule of lease payments by year:

Year ending
March 31,

2015	$53,123
2016	54,117
2017	55,112
2018	32,487
Total	$194,839

Rent expense for the period from April 25, 2012 (inception) through March 31, 2014 was $109,301

As of December 31, 2013, the officers of the Company advanced $20,000 to the Company. This advance was paid off in 2014.

In 2013, the Company guarantees a personal loan to one of the officers of the Company. The Company pledges the certificate of deposit as collateral for this loan. On April 2014, the certificate of deposit has been released and the Company has been released from its position as loan guarantee for the officer.

NOTE 8. INCOME TAXES

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. There was no current or deferred income tax expense or benefits for the three months ended March 31, 2014 and for the period from April 25, 2012 (inception) through March 31, 2014.

NOTE 9. RELATED PARTY TRANSACTIONS

The former director of the Company is a managing director of Pegasus Funds, LLC (“Pegasus”). As of March 31, 2014, Pegasus and Assigns owned approximately 3,000,000 common shares.

One of the managing director of Pegasus was paid a consulting fee in the amount of $9,000 for the three months ended March 31, 2014.

The Company leases an office space with Pegasus on a month-to-month basis. The monthly lease payment is $1,000 per month.

The Company issued 40,000 shares for services to the outside directors.

One of the shareholder advances funds for the Company’s operations. These advances have no formal agreement, no stated interest rate and due on demand. This amount was paid in 2014. The amount due as of December 31, 2013 was $20,000.

The Company executed a promissory note in the amount of $300,000 payable in twenty four equal installments to Pegasus following the completion of raising $2,000,000 in capital. The note is secured by the certificate of deposits. The amount due as of March 31, 2014 and December 31, 2013 was $100,000 and $125,000, respectively.

The Company guarantees a personal loan to one of the officers of the Company. The Company pledges the certificate of deposit as collateral guarantee for this loan. On April 2014, the certificate of deposit has been released and the Company has been released from its position as loan guarantee for the officer.

NOTE 10. LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	March 31,	December 31,
	2014	2013

Related party note	$100,000	$125,000
Convertible note (net of discount of $971,827 and $951,504 as of March 31, 2014 and December 31, 2013)	2,781,173	2,611,496
Total debt	2,881,173	2,736,496
Less current portion	(100,000)	(125,000)
Total long-term debt	$2,781,173	$2,611,496

Related Party Note

In December 2012, the Company entered into a note agreement with Pegasus Funds, LLC (“Pegasus”) in which the Company agrees to pay Pegasus $300,000 in twenty four equal monthly installments. The note is secured by the certificate of deposits. This collateral will be reduced by 50% on the first anniversary of the initial monthly installment and released on the second anniversary of the initial monthly installment. Please refer to note 9 for additional information.

Convertible Note

The Company raised $3,753,000 in senior convertible debentures (‘The Note”) that matures in 2017. The Note is convertible into shares of the Company’s common stock, at an initial conversion price of $3.00 per share or 1,251,000 shares as of March 31, 2014. The Note accrues interest at a rate of 7.0% per annum and effective interest rate of 15%, compounded quarterly, to be paid on each April 15, July 15, October 15, and January 15. Total accrued interest as of March 31, 2014 was $52,977.

The Company evaluated the Note for derivatives and determined that they do not qualify for derivative treatment for financial reporting purpose. The Company then evaluated the Note for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $1,299,316. This amount was recorded as a debt discount at the date of issuance that is being amortized over the life of the notes. Total debt discount amortization during the three months ended March 31, 2014 was $76,343.

Future maturities of long-term debt as of March 31, 2014 are as follows:

Year Ended
March 31,
2015	$100,000
2016	-
2017	3,753,000
$3,853,000

NOTE 11. STOCK OPTIONS/STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s option grants as of March 31, 2014 and the changes during the periods then ended is presented below:

			Remaining
		Weigthed-Average	Contractual Term
	Shares	Exercise Price	(in Years)
Outstanding at December 31, 2013	160,000	2.00	5.00
Granted	-	-	-
Exercised	-	-	-
Forfeited	(120,000)	2.00	5.00
Outstanding at March 31, 2014	40,000	2.00	5.00
Exercisable at March 31, 2014	-	-	-

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

A summary of the status of the Company’s vested and non-vested option grants at March 31, 2014 and the weighted average grant date fair value is presented below:

		Weigthed-Average	Weighted-Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Non-vested at December 31, 2013	160,000	1.87	299,200
Granted	-	-	-
Vested	-	-	-
Forfeited	(120,000)	1.87	(224,400)
Non-vested at March 31, 2014	40,000	1.87	74,800

As of March 31, 2014, there were $74,992 of unrecognized compensation expenses related to the non-vested stock grant.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to period end, the Company issued $1,025,000 in senior convertible debentures.

Subsequent to period end, the Company converted $2,933,000 of convertible note into equity with a conversion price of $2.00 per share.

The Company has evaluated subsequent events through May 13, 2014  the date the condensed financial statements were available to be issued. No events have occurred which would have a material effect on the condensed financial statements of the Company as of that date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in the acquisition of existing oil and gas production and properties from established oil and gas operators and may, from time to time, acquire positions in smaller publicly traded exploration and production companies and funding the acquisitions via a combination of common equity and senior notes. The Company does not currently engage in direct exploration but will acquire positions of up to 30% in current oil and gas production from established operators, seeking from time to time, to sell a percentage of their existing production in order to recycle their capital into new leases and wells. Management believes it can maximize value for its shareholders while also negotiating fair and reasonable valuations for its acquisitions.

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing our directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that additional funding from those sources for the next twelve months will be required to maintain the Company. We have raised certain funds through private placements of our equity and convertible debenture securities, and attempts are ongoing to raise additional funds through private placements, and said attempts will continue throughout 2014. We may also use other various debt instruments to raise needed capital during 2014. We have also entered into an exclusive placement agreement with Casimir Capital whereby Casimir will raise up to Fifty Million Dollars ($50,000,000) for the Company through a combination of debt and equity.

As oil and gas properties become available and appear attractive to our management, funds, when and if they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company. Established oil companies continue to strive to reduce costs and debt. This causes significant market opportunities for us to possibly position ourselves with sellers that wish to divest themselves of production in order to provide liquidity. Our management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

Our operating expenses may increase as we undertake our plan of operations. The increase will be attributable to the additional cost of operations associated with operations, raising additional capital, sourcing acquisitions, road show expenses and continued professional fees that will be incurred.

The financial information with respect to the three month periods ended March 31, 2014 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Oil and Gas Production

Revenue from oil and gas production from purchased interests commenced during the first quarter and was $59,277 for the three months ended March 31, 2014 with no revenue comparable to 2013

Interest Income

Interest income from investments and cash held was $5,250 for the three months ended March 31, 2014 with no income comparable to 2013

Unrealized gain on investment in equity securities

The company had an unrealized gain of $17,177 for the three months ended March 31, 2014 with no gains comparable to 2013.

Operating Expenses

Our operating expenses for the three months ended March 31, 2014 were $596,182 of which none represented organizational and registration expenses, $407,870 represents general and administration expense, and $139,756 represent interest expense. The comparable numbers for the same period in 2013 are operational expenses of $350,723 of which there were no organization and registration expenses, $273,699 represents general and administration expense, and $74,427 represents Interest expense.

Liquidity and Capital Resources

We have continued to fund the bulk of our operating expenses through the issuance of equity investments and convertible debentures.  As of the date of this disclosure statement, in excess of $5.1 million in new capital has been raised, consisting of a combination of equity and convertible notes.   The Company currently has three employees and intends to maintain minimal overhead until such time as its monthly cash flows from acquired production exceeds $200,000. Management believes that by acquiring producing properties and partnering with professional operators, it can keep the Company’s headcount to ten or fewer employees. Management believes it has sufficient liquidity to maintain its current level of operations and service the coupon on its convertible notes through the end of 2014 without the need for additional capital.

Future Capital Requirements

The Company has no commitments for material capital expenditures beyond installing its accounting system, which has already been contracted and paid for. Management believes that the Company has more than adequate liquidity to fund its operations at current levels through year-end 2014.

We expect to continue to rely on sales of our common shares and securities convertible into our common shares, in order to continue to fund our operations.  Issuance of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of such securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

On February 21, 2014 we entered into an exclusive agreement with Casimir Capital LP (“Casimir”) to raise up to $50,000,000 through a combination of debt and equity.  The exclusive agreement is for one year and is on a best efforts basis.  Casimir is a full service natural resource investment bank headquartered in New York with offices, affiliates and personnel in Toronto, Ontario, Calgary, Alberta, Melbourne, Australia and San Paulo, Brazil.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company has initiated and continues to monitor its disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principle financial officer (referred to in this report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 31,2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our Certifying Officer concluding these controls are effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1.A.

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, the Company did not issue any share of the Company’s common stock to any investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

None

ITEM 5. EXHIBITS

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE RESOURCE MANAGEMENT, INC.

By:	/s/ James Clark

Mr. James Clark

Chief Executive Officer and interim Chief Financial Officer

DATED: May 13, 2014

Exhibit	Description of Document
Number

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith