Form 10-Q
period 2014-06-30
Core Resource Management, Inc.
filed 2014-08-19
CIK 1581312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to________

Commission File Number: 000-55010

Core Resource Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-2029981
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3131 E. Camelback Road, Suite 211
Phoenix, AZ 85016
(Address of principal executive offices, including zip code)
(602)314-3230

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

At June 30, 2014 there were 12,563,493 shares of the registrants Common Stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Registration Statement or in the documents incorporated by reference herein that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the descriptions of our plans to, and objectives for, future acquisitions and operations underlying such plans and objectives and other forward looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects” or similar terms, variations of such terms or the negative of such terms. Forward –looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” including, in particular, risks related to the following:

•	The oil and gas industry is highly competitive in all aspects.

•	We anticipate that we will incur operating losses and negative cash flows until a sufficient number of acquisitions can be completed.

•	Our ability to become profitable is highly dependent on the continued availability of financing.

•	We anticipate undergoing a period of significant growth and our failure to manage that growth could have an adverse impact on our business.

•	Market prices for oil and gas are highly volatile and a prolonged bear market for the commodity could impact our ability to service the debt component of our capital structure.

•	We are subject to “Shell” regulations for reverse merger companies.

•	Our common stock is subject to the Penny Stock Regulations

•	A major fall in commodity prices of oil and gas may have a significant effect on the net profitability of the Company.

•	We are subject to a number of Local, State and Federal Regulations, and failure to observe such regulations could have an adverse impact on the Company.

Federal Regulation that negatively impact the operating climate of the oil and gas industry would have a similar negative impact on the Company

•	The majority of our common stock is held by pre-merger shareholders and post merger insiders.

•	Conflicts of interest between the Company and its officers and directors may impede the operational ability of the Company.

•	The Company may from time to time issue more shares in possible mergers and acquisitions, which will result in substantial dilution.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in our expectations or any changes in events, conditions or circumstances on which any such statement is based.

PART 1:

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
AND
FOR THE PERIOD FROM
APRIL 25, 2012 (INCEPTION) THROUGH JUNE 30, 2014

PAGE
FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	6

CONSOLIDATED STATEMENTS OF OPERATIONS	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS	11

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Assets

Cash	$511,122	$210,321
Employee receivable	3,000	3,000
Royalty receivable	22,693	13,463
Accrued interest receivable	-	2,625
Prepaid expenses	17,017	30,592
Total Current Assets	553,832	260,001

Oil and gas properties, full cost method	1,872,246	1,744,901
Investments in convertible notes	-	175,000
Investments in equity securities	10,101	4,612
Due from related party	460,000	-
Deposits	5,757	464,941
Certificate of deposits (Note 9)	-	300,000
Property and equipment, net	47,584	52,469

Total Assets	$2,949,520	$3,001,924

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Liabilities and Stockholders’ Equity

Liabilities
Current Liabilities:
Accounts payable	$34,542	$15,445
Accrued expenses	100,627	117,603
Due to shareholders - current	102,000	145,000
Deferred rent	14,327	14,824
Total Current Liabilities	251,496	292,872

Asset retirement obligation	1,481	1,254
Notes payable, net of discount (Note 9)	1,002,648	2,611,496

Commitments and contingent liabilities (Note 6)	-	-

Total Liabilities	1,255,625	2,905,622

Stockholders' Equity:

Common stock, 100,000,000 shares authorized, $0.0001 par value, 12,563,493 and 11,081,618 shares issued and outstanding as of June 30, 2014 and December 31, 2013	1,256	1,108
Additional paid-in capital	7,316,449	2,616,684
Common stock receivable	(130,000)	(100,000)
Accumulated deficit during the development stage	(5,493,810)	(2,421,490)
Total Stockholders' Equity	1,693,895	96,302

Total Liabilities and Stockholders’ Equity	$2,949,520	$3,001,924

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period
					from April 25,
					2012 (Inception)
	Three Months Ended		Six Months Ended		through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil and gas revenues	$53,377	$5,959	$112,654	$5,959	$213,862
Interest income	-	2,231	5,250	2,231	15,750
Dividend income	826	1	826	1	828
Gain on forgiveness of debt	-	-	-	-	12,079
Realized and unrealized gain (loss) on investments in equity securities	(4,913)	1,335	12,264	1,335	(30,441)

Total revenue	49,290	9,526	130,994	9,526	212,078

Lease operating expense	18,025	-	30,442	-	30,442
Organizational and registration related expenses	-	15,998	-	28,154	395,061
Depletion, depreciation, amortization and accretion	18,332	2,837	54,471	5,434	207,562
General and administrative expenses	432,352	429,237	840,222	690,780	2,341,790
Debt inducement expenses	2,075,458	-	2,075,458	-	2,075,458
Interest expenses	62,965	116,799	202,721	191,226	655,575

Total expenses	2,607,132	564,871	3,203,314	915,594	5,705,888

Net loss	$(2,557,842)	$(555,345)	$(3,072,320)	$(906,068)	$(5,493,810)

Net loss per common share - basic and diluted	$(0.21)	$(0.05)	$(0.24)	$(0.11)	$(0.78)

Weighted average number of common shares outstanding	12,384,078	11,017,618	12,563,493	7,997,747	7,085,243

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from April 25,
			2012 (Inception)
	Six months ended	Six months ended	through
	June 30, 2014	June 30, 2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(3,072,320)	$(906,068)	$(5,493,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and accretion	54,471	5,434	207,562
Realized and unrealized gain on investments in equity securities	(12,264)	(1,335)	30,441
Issuance of common stock for services	-	60,000	80,000
Debt inducement expenses	2,075,458	-	2,075,458
Gain on forgiveness of debt	-	-	(12,079)
Amortization of debt discount	107,418	106,671	358,564
Change in operating assets and liabilities:			-
Deferred rent	(497)	(1,446)	14,327
Employee receivable	-	73,583	(3,000)
Accrued interest receivable	2,625	(2,231)	-
Royalty receivable	(9,230)	(4,200)	(22,693)
Prepaid expense	13,575	-	(17,017)
Deposits	(816)	-	(5,757)
Accounts payable	19,097	28,393	34,542
Accrued expenses	38,062	66,585	155,665
Net cash used in operating activities	(784,421)	(574,614)	(2,597,797)

Investing activities
Purchase of certificate of deposits	-	(300,000)	(300,000)
Proceeds from sale of certificate of deposits	300,000	-	300,000
Purchase of oil and gas properties	(500)	(930,000)	(1,880,768)
Purchase of equity securities	-	(43,132)	(47,317)
Proceeds from sale of equity securities	6,775	-	6,775
Issuance of convertible notes	-	(175,000)	(175,000)
Purchase of property and equipment	(1,203)	(10,614)	(70,142)
Net cash used in investing activities	305,072	(1,458,746)	(2,166,452)

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			from April 25,
			2012 (Inception)
	Six months ended	Six months ended	through
	June 30, 2014	June 30, 2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Financing activities
Proceeds from shareholder note payable	-	-	300,000
Payments to shareholder note payable	(25,000)	(50,000)	(162,500)
Advances from shareholders	2,000	58,714	451,167
Payments to shareholders	(20,000)	(240,049)	(934,588)
Proceeds from notes payable	815,000	3,084,000	4,378,000
Decrease in equity as a result of reverse merger	-	-	(153,023)
Common stock issuance	8,150	463,000	1,396,315
Net cash provided by financing activities	780,150	3,315,665	5,275,371

Net increase in cash	300,801	1,282,305	511,122
Cash at beginning of the period	210,321	813,928	-
Cash at end of the period	$511,122	$2,096,233	$511,122

Supplemental Disclosures:
Interest paid	$64,537	$40,726	$213,457
Income taxes paid	$-	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Stock issued with promissory note	$30,000	$-	$130,000
Asset retirement obligation	$-	$-	$1,203
Reclass of deposits into due from related party	$460,000	$-	$460,000
Purchase of oil and gas properties using investment in convertible note	$175,000	$-	$175,000
Issuance of common stock in satisfaction of convertible notes	$4,385,527	-	4,385,527
Beneficial conversion features of convertible notes	$276,237	$1,063,000	$1,478,886

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 25, 2012 (INCEPTION)
THROUGH JUNE 30, 2014 (UNAUDITED)

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

The Company per Plan of Merger dated September 20, 2012 deemed it advisable that Clark Scott LLC, Inc. (“Clark Scott”) be merged into Direct Pet Health Holdings, Inc. Clark Scott was the surviving Corporation and subsequent to merger was renamed to “Core Resource Management, Inc.”. The Company filed the appropriate state filings with the State of Nevada on September 20, 2012

The Company engages in the acquisition of existing oil and gas production, as well as some development drilling activities, in partnership with established oil and gas operators in Texas and the Southwest. The Company's business plan is to acquire positions of up to 50% in current oil & gas properties and interests from well-established operators, seeking from time to time, to sell a percentage of their existing production in order to recycle their capital into new leases and wells. Management believes it can maximize value for its shareholders while also negotiating fair and reasonable valuations for its drilling partners.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary Core-Chiltepin Holdings, Inc. and Core Royalties Corporation, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements as of June 30, 2014 and December 31, 2013, and for the period from April 25, 2012 (inception) through June 30, 2014; include all transactions occurring during the period from the Company’s incorporation to its fiscal year end.  These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 (including the notes thereto) set forth in Form 10-K.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the periods ended June 30, 2014 and December 31, 2013, basic and fully diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

Recent Accounting Pronouncements

During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")".  The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities.  ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company anticipates implementing ASU 2014-10 on its next quarterly filing.

During May 2014, the FASB issued an Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)".  The objective of ASU 2014-09 is to (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently evaluating the effect of this standard on its financial statements.

Development Stage Company

The Company complies with ASC 915 Development Stage Entities and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for interest bearing accounts of up to $250,000 and unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. As of June 30, 2014 and December 31, 2013, none of the Company’s cash accounts was in excess of federally insured limits.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, investments, accounts payable, certificate of deposits, and long-term debt.  The carrying values of cash and cash equivalents, investments, accounts payable, certificate of deposits, and long-term debt are representative of their fair values due to their short-term maturities. The Company's Convertible Note is recorded at cost and the fair value is disclosed in Note 9 – Long-Term Debt.

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

The Company held investments in convertible notes that are required to be measured at fair value on a recurring basis. Currently these investments are valued at amortized cost due to there is no active market for these investments. The Company performed qualitative and quantitative analysis of these investments as of June 30, 2014 and determined that the investments balances are not impaired.

The fair value measurements of the Company’s investments consisted of the following:

	Level 1	Level 2	Level 3

Equity securities	$10,101	$-	$-

Total	$10,101	$-	$-

There were no transfers between the three levels during the year ended June 30, 2014. The Changes in Level 3 assets measured at fair value for the year ended June 30, 2014 were:

Investments in convertible notes

Ending Balance December 31, 2013	$175,000
Net Transfers In and/or (Out) of Level 3	-
Purchases	-
Sales	(175,000)
Realized and Unrealized Gains (Losses)	-
Ending Balance June 30, 2014	$-
Changes in Unrealized Losses for Investments Still Held at June 30, 2014	$-

NOTE 4. INVESTMENTS IN EQUITY SECURITIES

The Company’s investments in equity securities are classified as trading securities and as such are carried at fair value based on quoted market prices. Realized and unrealized gains and losses for trading securities are included as earnings in statements of operations.

Investments in equity securities as of June 30, 2014:

Equity Securities Name and Symbol	Numbers of Shares Held	Cost	Market Value	Accumulated Unrealized Loss

Nitro Petroleum (NTRO)	92,050	$31,405	$10,101	$(21,304)

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has not generated significant income to date. This condition raises substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance operations by funding any company related expenses internally on an as-needed basis.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has an obligation under an operating lease agreement for rent of its office space in Phoenix, Arizona. The term of the lease is from 2012 through 2020. The average monthly base lease payment over the remaining term of the lease is $5,222.

Following is a schedule of lease payments by year:

Year ending
June 30,

2015	$61,200
2016	62,832
2017	64,464
2018	66,096
2019	67,728
Thereafter	57,573
Total	$379,893

Rent expense for the period from April 25, 2012 (inception) through June 30, 2014 was $125,089

As of June 30, 2014 and December 31, 2013, the officers of the Company advanced $2,000 and $20,000 to the Company, respectively.

In 2013, the Company guarantees a personal loan to one of the officers of the Company. The Company pledges the certificate of deposit as collateral for this loan. On April 2014, the certificate of deposit has been released and the Company has been released from its position as loan guarantee for the officer.

In June 2014, a lawsuit was filed in the Superior Court of the State of Arizona in Maricopa County (CV2014-050854) against the Company and others, including the Company’s President, James D. Clark, by Marc J. Olivieri, a former employee of the Company, in which Mr. Olivieri alleges breaches by the Company and the other defendants of his employment agreement and seeks both compensatory damages and punitive damages in an unspecified amount. The Company has filed an answer to the lawsuit contesting Mr. Olivier’s claims and denying any liability. The Company believes that the claims and allegations asserted by Mr. Olivieri in this lawsuit are without merit and it intends to continue vigorously defending itself against those claims and allegations.

NOTE 7. INCOME TAXES

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. There was no current or deferred income tax expense or benefits for the six months ended June 30, 2014 and for the period from April 25, 2012 (inception) through June 30, 2014.

NOTE 8. RELATED PARTY TRANSACTIONS

The former director of the Company is a managing director of Pegasus Funds, LLC (“Pegasus”). As of June 30, 2014, Pegasus and its related entities owned approximately 3,000,000 common shares.

The Company issued 40,000 shares for services to the outside directors.

One of the shareholder advances funds for the Company’s operations. These advances have no formal agreement, no stated interest rate and due on demand. The amount due as of June 30, 2014 and December 31, 2013 was $2,000 and $20,000, respectively.

The Company executed a promissory note in the amount of $300,000 payable in twenty four equal installments to Pegasus following the completion of raising $2,000,000 in capital. The note was secured by certificate of deposits. As of June 30, 2014, a portion of this note was paid and the certificate of deposits securing the note was released. The amount due as of June 30, 2014 and December 31, 2013 was $100,000 and $125,000, respectively As of June 30, 2014, the Company is in default on the unpaid portion of the note. The Company believes that due to certain non-performance of agreement between the Company and Pegasus, the Company should have not paid the remainder of the note balance and disputing the remaining balance of the note.

The Company guaranteed a personal loan to one of the officers of the Company. The Company pledged the certificate of deposit as collateral guarantee for this loan. These actions taken by the Company were improperly made by one of the officers of the Company without approval of the board of directors of the Company. On April 2014, the certificate of deposit was released and the Company has been released from its position as loan guarantee for the officer.

On or about August 21, 2013, W. Brown Glenn, the former CEO, of the Company and a Managing Director of Pegasus Fund, Ltd., wired $460,000 of the Company's funds to a law firm in Minnesota to settle a judgment which had been entered against Pegasus in a matter completely unrelated to the Company. In his instructions to the Company's bank, Mr. Brown falsely indicated the wire was for a transaction with Nacona Production Company and caused the Company to file its Form 10-K reflecting that the wire was a deposit against a pending asset acquisition. This was a total and complete falsehood, and the Company is aggressively pursuing its embezzlement and other claims against Mr. Brown, Pegasus and its members. The Company is currently in settlement discussions with Mr. Brown, et al., but should such discussions not result in a satisfactory settlement, the Company intends to aggressively pursue all of its legal remedies against Mr. Brown, Pegasus and its members. Due to the facts stated above, the $460,000 is re-classed from deposits into due from related party on the balance sheet.

NOTE 9. LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	June 30,	December 31,
	2014	2013

Related party note	$100,000	$125,000
Convertible note (net of discount of $442,352 and $951,504 as of June 30, 2014 and December 31, 2013)	1,002,648	2,611,496
Total debt	1,102,648	2,736,496
Less current portion	(100,000)	(125,000)
Total long-term debt	$1,002,648	$2,611,496

Related Party Note

In December 2012, the Company entered into a note agreement with Pegasus Funds, LLC (“Pegasus”) in which the Company agrees to pay Pegasus $300,000 in twenty four equal monthly installments. The note is secured by the certificate of deposits. This collateral will be reduced by 50% on the first anniversary of the initial monthly installment and released on the second anniversary of the initial monthly installment. Please refer to note 8 for additional information.

Convertible Note

7% convertible notes

The Company raised $3,753,000 in senior convertible debentures (‘The Note”) that matures in 2017. The Note is convertible into shares of the Company’s common stock, at an initial conversion price of $3.00 per share. The Note accrues interest at a rate of 7.0% per annum and effective interest rate of 15%, compounded quarterly, to be paid on each April 15, July 15, October 15, and January 15.

During April 2014, the Company issued conversion-subscription rights offering to the note holders for a short period. The offering modifies the conversion price from $3.00 per share to $2.00 per share. During this time period, holders of an aggregate of $2,933,000 in principal of the notes exercised their rights and the Company issued an aggregate of 1,466,500 shares of common stock to the note holders for the conversion of $2,933,000 of principal to common stock. After conversion, $820,000 of the principal amount of the convertible note remained outstanding. In connection with the modification and conversion of the Notes, the Company recorded a debt conversion inducement expense of $2,075,458, reflecting the cost of reducing the conversion price from $3.00 to $2.00 per share.

8% convertible notes

The Company raised $625,000 in senior convertible debentures (‘The Note”) that matures in 2018. The Note is convertible into shares of the Company’s common stock, at an initial conversion price of $3.00 per share. The Note accrues interest at a rate of 8.0% per annum and effective interest rate of 15%, compounded quarterly, to be paid on each April 15, July 15, October 15, and January 15.

Total accrued interest for both notes as of June 30, 2014 was $21,978.

The Company evaluated both notes for derivatives and determined that they do not qualify for derivative treatment for financial reporting purpose. The Company then evaluated both notes for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $428,583. This amount was recorded as a debt discount at the date of issuance that is being amortized over the life of the notes. Total debt discount amortization during the six months ended June 30, 2014 was $107,417.

Future maturities of long-term debt as of June 30, 2014 are as follows:

Year ending
June 30,

2017	$820,000
2018	625,000
$1,445,000

NOTE 10. STOCK OPTIONS/STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s option grants as of June 30, 2014 and the changes during the periods then ended is presented below:

			Remaining
		Weigthed-Average	Contractual Term
	Shares	Exercise Price	(in Years)
Outstanding at December 31, 2013	160,000	2.00	5.00
Granted	-	-	-
Exercised	-	-	-
Forfeited	(120,000)	2.00	5.00
Outstanding at June 30, 2014	40,000	2.00	5.00
Exercisable at June 30, 2014	-	-	-

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

A summary of the status of the Company’s vested and non-vested option grants at June 30, 2014 and the weighted average grant date fair value is presented below:

		Weigthed-Average	Weighted-Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Non-vested at December 31, 2013	160,000	1.87	299,200
Granted	-	-	-
Vested	-	-	-
Forfeited	(120,000)	1.87	(224,400)
Non-vested at June 30, 2014	40,000	1.87	74,800

As of June 30, 2014, there were $74,992 of unrecognized compensation expenses related to the non-vested stock grant.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Company raised $250,000 in senior convertible debentures that matures in 2019 and $500,000 in equity.

Subsequent to June 30, 2014, the Company entered into a joint venture agreement to drill up to 10 wells on acreage in the Texas Panhandle near Pampa, Texas.

Subsequent to June 30, 2014, the Company has entered into a Letter Agreement in Principle to acquire all of the outstanding capital stock of NITRO Petroleum, Incorporated (“NITRO”), an Oklahoma-based oil & gas drilling and production company. The Company will fund the purchase of the NITRO stock with the Company’s shares. The acquisition will be completed through a merger of a wholly owned subsidiary of the Company with and into NITRO, resulting in NITRO becoming a wholly owned subsidiary of the Company. The funding amount will provide NITRO shareholder with shares of the Company at a ratio of 10.5 to 1. The acquisition is subject to a number of conditions, including approval of the merger by the shareholder of NITRO.

The Company has evaluated subsequent events through August 19, 2014, the date the financial statements were available to be issued. No events have occurred which would have a material effect on the financial statements of the Company as of that date.

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

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing our directors and stockholders until such time as funding is sourced from the capital markets. We have raised certain funds through private placements of our equity and convertible debenture securities, and attempts are ongoing to raise additional funds through private placements, and said attempts will continue throughout 2014. We may also use other various debt instruments to raise needed capital during 2014. We have also entered into an exclusive placement agreement with Casimir Capital whereby Casimir will raise up to ONE HUNDRED Million Dollars ($100,000,000) for the Company through a combination of debt and equity.

The Company is aggressively pursuing joint-ventures as well as merger and acquisition possibilities in order to scale operations.  Utilizing Company equity and or financing, through internally generated private placements as well as initiatives by Casimir Capital as Company’s Investment bank; the Company will begin putting funds immediately to work in order to procure revenue producing assets.

As oil and gas properties become available and appear attractive to our management, funds, when and if they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company. Established oil companies continue to shed properties to reduce costs and debt. This causes significant market opportunities for us to possibly position ourselves with sellers that wish to divest themselves of production in order to provide liquidity. Our management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.  Management continues to evaluate the price of oil and gas as commodities to determine if a hedging program should be initiated.  Internal procedures are being put into place so if such opportunity is deemed viable, the implementation period would be significantly shortened.

Our operating expenses may increase as we undertake our plan of operations. Much of this increase will be affiliated with the M & A activities, diligence of potential targets, and base line expansions.  Next, a more thorough field risk management and active asset management will expand operating budgets.  In addition, increases may be attributable to the additional cost of operations associated with operations, raising additional capital, sourcing acquisitions, road show expenses and continued professional fees that will be incurred.  As described in 8-K filings, the Company has consummated a joint-venture agreement and entered into a binding letter of intent to acquire NITRO Petroleum, Incorporated (OTCQB: NTRO).

The financial information with respect to the three month periods ended June 30, 2014 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Financial Condition and Results of Operations

Revenues

The Company’s business plan is to maximize cash flow and shareholder value by acquiring current oil and gas production via suitable Working Interests and Royalty Interests in North American oil and gas production and fund those acquisitions via a combination of common equity and senior notes. The Company may also, from time to time, acquire positions in publicly traded oil and gas companies when management believes it can trade those positions for current production. New emphasis has been placed on utilizing the capital markets for mergers and acquisition purposes, in order to scale operations.  The Company initiated acquisitions during the second quarter of this year and has completed acquisitions in Texas, Oklahoma and Kansas having acquired working or royalty interests in 17 producing well and two saltwater disposal wells.  Further, initiation and diligence has begun on two joint-venture projects, and two separate acquisitions of oil and gas companies, one private market acquisition and one public company acquisition.

Oil and Gas Production

Revenue from oil and gas production from purchased interests commenced during the second quarter and was $53,377 for the three months ended June 30, 2014 with revenues of $5,959 comparable to the second quarter in 2013.  For the first six month period of 2014 revenues were $112,654 versus $5,959 for the same six month period of 2013.  Management believes that with the continued expansion of revenue producing wells in 2014 for this upward trend to continue.

Interest Income

Interest income from investments and cash held was $0 for the three months ended June 30, 2014 with $2,231income comparable in the same period in 2013.  For the six months ending June 30, 2014 interest income totaled $5,250 comparable to $2,231 over the same six month period in 2013.

Unrealized gain on investment in equity securities

The company had an unrealized loss of $4,913 for the three months ended June 30, 2014 comparable to an unrealized gain of $1,335 to 2013.  In the six month period ending June 30, 2014 the Company posted an unrealized gain of $12,264.  Whereas, in 2013 over the same period the Company had an unrealized gain totaling $1,335 on investment in equity securities.

Operating Expenses

Our operating expenses for the six months (“first two quarters”) ended June 3, 2014 were $2,905,320 of which none represented organizational and registration expenses, $363,352 represents general and administration expense, and $62,965 represent interest expense. The comparable numbers for the same period in 2013 are operational expenses of $906,068 of which there were no organization and registration expenses, $432,074 represents general and administration expense, and $116,799 represents Interest expense.

Liquidity and Capital Resources

We have continued to fund the bulk of our operating expenses through the issuance of equity investments and convertible debentures.  As of the date of this disclosure statement, in excess of $5.7 million in new capital has been raised, consisting of a combination of equity and convertible notes.

Management believes that the conversion of debt securities into equity positions has retired the aged higher priced debt servicing, providing additional liquidity in the short run to grow the company.  Dilution of current shareholders including management was contemplated and considered as a viable alternative for growth.

Directors and Employees

The Company currently has seven employees and intends to maintain minimal overhead until such time as its monthly cash flows from acquired production exceeds $500,000. Management believes that by acquiring producing properties and partnering with professional operators, it can keep the Company’s headcount to ten or fewer employees.

On July, 1, 2014, Mr. Phillip M. Nuciola III was named Director and Chairman of the Board. Since January 1, 2014 Mr. Nuciola served as President of Capital Markets.  Management believes bringing on such an accomplished market maven, capital advisor, investment banker, and corporate leader will add significant value.  Additional employees have been added this quarter in order to assist with new acquisitions, new asset management, and Company and asset risk management.  Management believes it has sufficient liquidity to maintain its current level of operations and service the coupon on its convertible notes through the end of 2014 without the need for additional capital.

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

On February 21, 2014 we entered into an exclusive agreement with Casimir Capital LP (“Casimir”) to raise up to $100,000,000 through a combination of debt and equity.  The exclusive agreement is for one year and is on a best efforts basis.  Casimir is a full service natural resource investment bank headquartered in New York with offices, affiliates and personnel in Toronto, Ontario, Calgary, Alberta, Melbourne, Australia and San Paulo, Brazil.

Known Trends or Uncertainties

Fluctuations in oil and natural gas prices, which have been volatile at times, may adversely affect our revenues as well as our ability to maintain our borrowing capacity, repay current or future indebtedness and obtain additional capital on attractive terms.  Our future financial condition, access to capital, cash flow and results of operations are linked to a robust oil and gas market. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control.

While Management believes modest fluctuations will not have a vast material affect, major price drops in oil and gas commodity prices will have a material effect on Company earnings.  Further, potential major regulatory shifts that create significant expense to oil and gas processing or recovery would materially affect the Company.

Management has evaluated the potential material result of a change in climate change.  An indirect consequence of aggressive environmental regulation could change the ability of American companies to drill oil and gas.  Management’s risk management position is to acquire currently proven properties and producing wells to mitigate the risk of regulation on new developments.  Yet, the overall impact can not be clearly understood and could have a detrimental result.

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

The Company guaranteed a personal loan to one of the officers of the Company. The Company pledged the certificate of deposit as collateral guarantee for this loan. These actions taken by the Company were improperly made by one of the officers of the Company without approval of the board of directors of the Company. On April 2014, the certificate of deposit was released and the Company has been released from its position as loan guarantee for the officer.

On or about August 21, 2013, W. Brown Glenn, the former CEO, of the Company and a Managing Director of Pegasus Fund, Ltd., wired $460,000 of the Company's funds to a law firm in Minnesota to settle a judgment which had been entered against Pegasus in a matter completely unrelated to the Company. In his instructions to the Company's bank, Mr. Brown falsely indicated the wire was for a transaction with Nacona Production Company and caused the Company to file its Form 10-K reflecting that the wire was a deposit against a pending asset acquisition. This was a total and complete falsehood, and the Company is aggressively pursuing its embezzlement and other claims against Mr. Brown, Pegasus and its members. The Company is currently in settlement discussions with Mr. Brown, et al., but should such discussions not result in a satisfactory settlement, the Company intends to aggressively pursue all of its legal remedies against Mr. Brown, Pegasus and its members. Due to the facts stated above, the $460,000 is re-classed from deposits into due from related party on the balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company has initiated and continues to monitor its disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principle financial officer (referred to in this report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of June 30,2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our Certifying Officer concluding these controls are effective.

The Company has created an advanced records system that will allow for increased precision and oversight of its corporate governance method implementation. Adopting general market guidance from Securities and Exchange Commission statement, Company management feels this use of technology will provide even greater oversight and reporting of major decisions; focusing on key indicators of operating results, as well as any nonperformance indicators, that will allow investors to better understand and evaluate the Company.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In June 2014, a lawsuit was filed in the Superior Court of the State of Arizona in Maricopa County (CV2014-050854) against the Company and others, including the Company’s President, James D. Clark, by Marc J. Olivieri, a former employee of the Company, in which Mr. Olivieri alleges breaches by the Company and the other defendants of his employment agreement and seeks both compensatory damages and punitive damages in an unspecified amount. The Company has filed an answer to the lawsuit contesting Mr. Olivier’s claims and denying any liability. The Company believes that the claims and allegations asserted by Mr. Olivieri in this lawsuit are without merit and it intends to continue vigorously defending itself against those claims and allegations.

ITEM 1.A.

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2014, the Company issued $8,150 in equity (considered financing activities).  In addition, the Company issued $30,000 in shares with a promissory note, $4,385,527 issuance of common stock in satisfaction of convertible notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President and interim Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and interim Chief Financial Officer).

33.1	Certification pursuant to Regulation S-K, Casimir Capital Exclusive Investment Banking Relationship Contract.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE RESOURCE MANAGEMENT, INC.

By:	/s/ James Clark

Mr. James Clark

President and interim Chief Financial Officer

DATED: August 19, 2014

Exhibit	Description of Document
Number

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President and interim Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and interim Chief Financial Officer).*

33.1	Certification pursuant to Regulation S-K, Casimir Capital Exclusive Investment Banking Relationship Contract.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * filed herewith