Form 10-K/A
period 2013-12-31
Core Resource Management, Inc.
filed 2014-10-10
CIK 1581312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

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

CORE RESOURCE MANAGEMENT, INC.
FORM 10-K/A
(Amended year-end report)

Explanatory Note

Core Resource Management, Inc.  (“CRMI”) is filing this Amendment No. 1 to amend the Company’s Year End Financial Report on Form 10-K for the year ended on December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (the “Original Filing”). The Amendment corrects the Company’s erroneous filing errors in regards to the Company’s status.  This Amendment also amends certain other items in the Original Filing, as listed in “Items Amended in the Amendment” below, as a result of the errors.  Nothing within this Amendment has re-stated or altered the financials in any manner.  The items that were incorrect on this statement all relate to the 10K filing page form, and were clerical errors.

Restatement Background

As disclosed herein, the Company determined that it had made clerical filing errors in regard to the most recent year end of December 31, 2013.  Because of such errors, this filing contained misstatements with respect to the Company Status and should no longer be relied upon.
As a result, the Company has restated the Company’s previously reported filing status for the year ended December 31, 2013 to reflect the following:

• First, as a result of a filing error, the Company was given a check the box demarcation of Company status as a “Shell Company.”  The company is not currently a Shell Company by statutory definition of Rule 12b-2.  As such, the error has been amended herein to appropriately report the Company is a “smaller reporting company” and that the check mark noting the company is a “Shell company” has been modified form “YES” to “NO”.

• Second, a material misstatement was made as to the status as an eXtensible Business Reporting Language “XBRL” filer (electronic reporting and posting to corporate web site).   Within this reporting it was stated that the Company has not filed with XBRL language when indeed it has done so and will continue to do so in the future.

• Finally, a material misstatement was made as to the filing status of the Company “over the past year.”  It was stated that the Company has not filed statements for more than one year, when in fact it has done so.  Reporting records reflect this timely and proper filing over this time period in accordance with SEC rules.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing, in its entirety, as modified and superseded where necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

• Filing Form - Change from “Indication of shell Company status” from Yes to NO.  The Company is not a shell Company.

• Filing Form – Change from “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days,” from No to YES.  The company has filed electronically and does have financial reporting on its web site.

• Filing Form – Change from “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days,” From No to YES.  The company has filed all reports during the preceding 12 months and has been subject to filing requirements for the past 90 days.

In accordance with applicable SEC rules, this Amendment includes new certifications required under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), dated as of the filing date of this Amendment.

All other information contained in the Company’s Original Filing remains unchanged. The Company has not updated items in this Amendment to reflect events occurring after the Original Filing date, other than those associated with the restatement of the Company’s financial statements. Without limitation to the foregoing, except as noted above, this Amendment does not purport to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. For updated information about the Company, refer to the Company’s most recent filings with the SEC. Those filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the Original Filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the October 10, 2014.

CORE RESOURCE MANAGEMENT, INC.

SIGNATURE: /s/ James D. Clark
James D. Clark, President
and interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the October 10, 2014.

Signatures	Capacity

/s/ James D. Clark	President

/s/ Alex Campbell	Director

/s/ Jeff Tregaskes	Director

/s/ Dennis W. Miller	Director

EXHIBIT INDEX

Exhibit No.	Item

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (1)
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (1)

(1)	Filed herewith