Form 10-Q/A
period 2014-03-31
Core Resource Management, Inc.
filed 2014-10-10
CIK 1581312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-Q/A

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

CORE RESOURCE MANAGEMENT, INC.
FORM 10-Q/A
(Amended quarterly report)

Explanatory Note

Core Resource Management, Inc.  (“CRMI”) is filing this Amendment No. 1 to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended on March 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2014 (the “Original Filing”). The Amendment corrects the Company’s erroneous filing errors in regards to the Company’s status.  This Amendment also amends certain other items in the Original Filing, as listed in “Items Amended in the Amendment” below, as a result of the errors.  Nothing within this Amendment has re-stated or altered the financials in any manner.  The items that were incorrect on this statement all relate to the 10Q filing page form, and were clerical errors.

Restatement Background

As disclosed herein, the Company determined that it had made clerical filing errors in regard to the most recent three months ended March 31, 2014.  Because of such errors, this filing contained misstatements with respect to the Company Status and should no longer be relied upon.

As a result, the Company has restated the Company’s previously reported filing status for the three months ended March 31, 2014 to reflect the following:

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

DATED:  October 10, 2014

Exhibit	Description of Document
Number

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).*

* filed herewith