Form 10-Q
period 2014-09-30
Core Resource Management, Inc.
filed 2014-11-14
CIK 1581312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 14, 2014 there were 12,246,343 shares of the registrants Common Stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report or in the documents incorporated by reference herein that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the descriptions of our plans to, and objectives for, future acquisitions and operations underlying such plans and objectives and other forward looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects” or similar terms, variations of such terms or the negative of such terms. Forward –looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” including, in particular, risks related to the following:

•	The oil and gas industry is highly competitive in all aspects.

•	We anticipate that we will incur operating losses and negative cash flows until a sufficient number of acquisitions can be completed.

•	Our ability to become profitable is highly dependent on the continued availability of financing.

•	We anticipate undergoing a period of significant growth and our failure to manage that growth could have an adverse impact on our business.

•	Market prices for oil and gas are highly volatile and a prolonged bear market for the commodity could impact our ability to service the debt component of our capital structure.

•	We are subject to “Shell” regulations for reverse merger companies.

•	Our common stock is subject to the Penny Stock Regulations

•	A major fall in commodity prices of oil and gas may have a significant effect on the net profitability of the Company.

•	We are subject to a number of local, state and federal regulations, and failure to observe such regulations could have an adverse impact on the Company.

•	Federal regulation that negatively impact the operating climate of the oil and gas industry would have a similar negative impact on the Company

•	The majority of our common stock is held by pre-merger shareholders and post-merger insiders.

•	Conflicts of interest between the Company and its officers and directors may impede the operational ability of the Company.

•	The Company may from time to time issue more shares in possible mergers and acquisitions, which will result in substantial dilution.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in our expectations or any changes in events, conditions or circumstances on which any such statement is based.

PART 1:

Explanatory Note		2

Item 1. Financial Statements		6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		19

Overview

i.	Revenues
ii.	Oil and Gas Production
iii.	Interest Income
iv.	Unrealized gain on investment in equity securities
v.	Operating Expenses
vi.	Liquidity and Capital Resources
vii.	Directors and Employees
viii.	Future Capital Requirements
ix.	Known Trends or Uncertainties
x.	Climate Change
xi.	Cybersecurity
xii.	Off Balance Sheet Arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk		23

Item 4. Controls and Procedures		23
i.	Evaluation of Disclosure Controls and Procedures
ii.	Changes in Internal Controls

PART 2:

Item 1. Legal Proceedings		23

Item 1A. Risk Factors		24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		24

Item 3. Defaults upon Senior Securities		24

Item 4. Mine Safety Disclosures		24

Item 5. Other Information		24

Item 6. Exhibits		24

Certification

Section 906 Certification

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31,2013
AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

PAGE

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	6

CONSOLIDATED STATEMENTS OF OPERATIONS	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS	11

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)

Assets

Cash	$251,564	$210,321
Employee receivable	3,000	3,000
Accounts receivable	20,195	13,463
Accrued interest receivable	2,963	2,625
Prepaid expenses	14,194	30,592
Total Current Assets	291,916	260,001

Oil and gas properties, full cost method	1,853,171	1,744,901
Investments in convertible notes	-	175,000
Investments in equity securities	1,216	4,612
Due from related party	314,622	-
Deposits	5,757	464,941
Certificate of deposits (Note 9)	-	300,000
Property and equipment, net	44,415	52,469

Total Assets	$2,511,097	$3,001,924

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)

Liabilities and Stockholders’ Equity

Liabilities
Current Liabilities:
Accounts payable	$34,318	$15,445
Accrued expenses	160,538	117,603
Due to shareholders - current	2,000	145,000
Deferred rent	14,762	14,824
Total Current Liabilities	211,618	292,872

Asset retirement obligation	1,508	1,254
Notes payable, net of discount (Note 9)	1,266,292	2,611,496

Commitments and contingent liabilities (Note 6)	-	-

Total Liabilities	1,479,418	2,905,622

Stockholders' Equity:

Common stock, 100,000,000 shares authorized, $0.0001 par value, 12,602,343 and 11,081,618 shares issued as of September 30, 2014 and December 31, 2013; 12,246,343 and 11,081,618 shares outstanding as of September 30, 2014 and December 31, 2013	1,260	1,108
Treasury stock, at cost; 356,000 shares as of September 30, 2014	(366,000)	-
Additional paid-in capital	7,511,921	2,616,684
Common stock receivable	-	(100,000)
Accumulated deficit	(6,115,502)	(2,421,490)
Total Stockholders' Equity	1,031,679	96,302

Total Liabilities and Stockholders’ Equity	$2,511,097	$3,001,924

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2014 (Unaudited)	September 30, 2013 (Unaudited)	September 30, 2014 (Unaudited)	September 30, 2013 (Unaudited)

Oil and gas revenues	$67,134	$57,523	$179,788	$63,482
Interest income	2,963	3,938	8,213	6,169
Dividend income	1	1	827	2
Realized and unrealized gain (loss) on investments in equity securities	3,624	(9,025)	15,888	(7,690)

Total revenue	73,722	52,437	204,716	61,963

Lease operating expense	6,634	-	37,076	-
Organizational and registration related expenses	-	48,835	-	76,989
Depletion, depreciation, amortization and accretion	22,270	2,960	76,741	8,394
General and administrative expenses	602,499	321,045	1,442,721	1,011,825
Debt inducement expenses	-	-	2,075,458	-
Interest expenses	64,011	122,788	266,732	314,014

Total expenses	695,414	495,628	3,898,728	1,411,222

Net loss	$(621,692)	$(443,191)	$(3,694,012)	$(1,349,259)

Net loss per common share - basic and diluted	$(0.05)	$(0.04)	$(0.31)	$(0.15)

Weighted average number of common shares outstanding	12,503,084	11,106,618	11,994,800	9,052,033

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2014 (Unaudited)	Nine months ended September 30, 2013 (Unaudited)
Operating Activities
Net loss	$(3,694,012)	$(1,349,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and accretion	76,741	8,394
Realized and unrealized gain on investments in equity securities	(15,888)	7,690
Issuance of common stock for services	-	60,000
Debt inducement expenses	2,075,458	-
Amortization of debt discount	140,424	174,503
Cash deficit from acquisition of subsidiary	-	-
Change in operating assets and liabilities:
Deferred rent	(62)	(262)
Employee receivable	-	73,583
Accrued interest receivable	(338)	(6,169)
Royalty receivable	(6,732)	(12,500)
Prepaid expense	16,398	(35,400)
Deposits	(816)	-
Accounts payable	18,873	11,455
Accrued expenses	97,973	51,707
Net cash used in operating activities	(1,291,981)	(1,016,258)

Investing activities
Purchase of certificate of deposits	-	(300,000)
Proceeds from sale of certificate of deposits	300,000	-
Purchase of oil and gas properties	(500)	(1,409,500)
Purchase of equity securities	-	(47,317)
Proceeds from sale of equity securities	19,284	-
Issuance of convertible notes	-	(175,000)
Advances to related party	(314,622)	-
Purchase of property and equipment	(1,201)	(13,236)
Net cash used in investing activities	2,961	(1,945,053)

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30, 2014 (Unaudited)	Nine months ended September 30, 2013 (Unaudited)
Financing activities
Treasury stock purchase	(6,000)	-
Payments to shareholder note payable	(25,000)	(137,500)
Advances from shareholders	2,000	58,714
Payments to shareholders	(20,000)	(190,049)
Proceeds from notes payable	1,119,488	3,214,000
Common stock issuance	259,775	499,000
Net cash provided by financing activities	1,330,263	3,444,165

Net increase in cash	41,243	482,854
Cash at beginning of the period	210,321	813,928
Cash at end of the period	$251,564	$1,296,782

Supplemental Disclosures:
Interest paid	$90,670	$93,570
Income taxes paid	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities:
Cancellation of common stock receivable	$100,000	$-
Treasury stock purchase as settlement of due from related party and notes payable related party	$360,000	$-
Reclass of deposit to due from related party	$460,000	$-
Purchase of oil and gas properties using investment in convertible note	$175,000	$-
Issuance of common stock in satisfaction of convertible notes	$4,385,527	-
Beneficial conversion features of convertible notes	$350,089	$1,114,499

CORE RESOURCE MANAGEMENT, INC.
F/K/A DIRECT PET HEALTH HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Core Resource Management, Inc. (formerly known as Direct Pet Health Holdings, Inc.) (The “Company”) was incorporated in Nevada as Apex Sports.com, Inc. on February 17, 1999. The Company was renamed to Quad X Sports.com, Inc. in March 1999. The Company’s business strategy was to make acquisitions within the extreme sports industry. The Company was unable to make any acquisitions, ceasing operations in 2000. The Company was renamed to Bethel Holdings in August 2001.  The business strategy involved seeking attractive business combinations. No operations commenced or acquisitions completed during this time. The Company was renamed to Direct Pet Health Holdings, Inc. in June 2006. The Company’s strategy was to seek combinations in online pet health products. The Company has an authorized capital of 100,000,000 commons shares with a par value of $0.0001. The Company’s year-end is December 31.

The Company, pursuant to a Plan of Merger dated September 20, 2012 deemed it advisable that Clark Scott LLC, Inc. (“Clark Scott”) be merged into Direct Pet Health Holdings, Inc. Clark Scott was the surviving Corporation and subsequent to merger was renamed to “Core Resource Management, Inc.”. The Company filed the appropriate state filings with the State of Nevada on September 20, 2012.

The Company engages in the acquisition of existing producing oil and gas properties and interests in cooperation with established oil and gas operators.  The Company's business plan is to acquire positions of up to 50% in current oil & gas producing properties and interests from well-established operators, seeking from time to time, to sell a percentage of their existing production in order to recycle their capital into new leases and wells. The Company does not intend to engage in oil and gas development, but it may from time to time participate in development drilling on the properties and interests it has acquired. Management believes it can maximize value for its shareholders while also negotiating fair and reasonable valuations with respect to the properties and interests that it acquires.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary Core-Chiltepin Holdings, Inc. and Core Royalties Corporation, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements as of September 30, 2014 and December 31, 2013. Include all transactions occurring during the period from the Company’s incorporation to its fiscal year end.  These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the periods ended September 30, 2014 and December 31, 2013, basic and fully diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

Recent Accounting Pronouncements

During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")".  The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities.  ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company is implementing ASU 2014-10 on its current filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for interest bearing accounts of up to $250,000 and unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. As of September 30, 2014 and December 31, 2013, none of the Company’s cash accounts was in excess of federally insured limits.

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

The Company held investments in convertible notes that are required to be measured at fair value on a recurring basis. Currently these investments are valued at amortized cost due to there is no active market for these investments. The Company performed qualitative and quantitative analysis of these investments as of September 30, 2014 and determined that the investments balances are not impaired.

The fair value measurements of the Company’s investments consisted of the following:

	Level 1	Level 2	Level 3

Equity securities	$1,216	$-	$-

Total	$1,216	$-	$-

There were no transfers between the three levels during the year ended September 30, 2014. The Changes in Level 3 assets measured at fair value for the year ended September 30, 2014 were:

Investments in convertible notes

Ending Balance December 31, 2013	$175,000
Net Transfers In and/or (Out) of Level 3	-
Purchases	-
Sales	(175,000)
Realized and Unrealized Gains (Losses)	-
Ending Balance September 30, 2014	$-
Changes in Unrealized Losses for Investments Still Held at September 30, 2014	$-

NOTE 4. INVESTMENTS IN EQUITY SECURITIES

The Company’s investments in equity securities are classified as trading securities and as such are carried at fair value based on quoted market prices. Realized and unrealized gains and losses for trading securities are included as earnings in statements of operations.

Investments in equity securities as of September 30, 2014:

Equity Securities Name and Symbol	Numbers of Shares Held	Cost	Market Value	Accumulated Unrealized Loss

Nitro Petroleum (NTRO)	9,350	$4,769	$1,216	$(3,553)

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has begun operations and has begun to generate income. If these conditions remain constant or improve the Company will maintain the ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes financial operations will continue on this upward trend but a substantial downturn in income could jeopardize the Company’s going concern status.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has an obligation under an operating lease agreement for rent of its office space in Phoenix, Arizona. The term of the lease is from 2012 through 2020. The average monthly base lease payment over the remaining term of the lease is $5,222.

Following is a schedule of lease payments by year:

Year ending September 30,

2015	$61,608
2016	63,240
2017	64,872
2018	66,504
2019	68,136
Thereafter	40,301
Total	$364,661

Rent expense for the nine months ended September 30, 2014 and 2013 was $49,699 and $51,297, respectively.

As of September 30, 2014 and December 31, 2013, the officers of the Company advanced $2,000 and $20,000 to the Company, respectively.

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

NOTE 7. INCOME TAXES

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. There was no current or deferred income tax expense or benefits for the nine months ended September 30, 2014 and 2013.

NOTE 8. RELATED PARTY TRANSACTIONS

A former director of the Company is a managing director of Pegasus Funds, LLC (“Pegasus”). As of September 30, 2014, Pegasus and its affiliates owned approximately 2,650,000 common shares.

The Company issued 40,000 shares for services to former outside directors.

One of the shareholders of the Company advanced funds for the Company’s operations. These advances have no formal agreement, no stated interest rate and are due on demand. The amount due as of September 30, 2014 and December 31, 2013 was $2,000 and $20,000, respectively.

The Company executed a promissory note in the amount of $300,000 payable in twenty four equal installments to Pegasus Funds, Ltd. following the completion of raising $2,000,000 in capital. The note was secured by certificate of deposits. As of September 30, 2014, this note was paid off as part of a settlement with Pegasus and one of its managing members.  This settlement did not include the settlement of the Company's claims against W. Brown Glenn, Jr., a chief executive officer and director of the Company and co-manager of Pegasus. The amount due as of December 31, 2013 was $125,000.

The Company loaned Nitro Petroleum, Inc. $314,622 for Nitro's operating capital. The loan is part of a note agreement signed August 21, 2014 with 12% interest rate and due on demand.

The Company guaranteed a personal loan to W. Brown Glenn, Jr. The Company pledged the certificate of deposit as collateral guarantee for this loan. These actions taken by the Company were improperly made by Mr. Glenn without approval of the board of directors of the Company. On April 2014, the certificate of deposit was released and the Company has been released from its position as loan guarantor for Mr. Glenn.

On or about August 21, 2013, Mr. Glenn wired $460,000 of the Company's funds to a law firm in Minnesota to settle a judgment which had been entered against Pegasus in a matter completely unrelated to the Company. In his instructions to the Company's bank, Mr. Brown indicated the wire was for a transaction with Nacona Production Company and caused the Company to file its Form 10-K reflecting that the wire was a deposit against a pending asset acquisition, all of which was not true. The Company has been aggressively pursuing its claims against Pegasus and its members, including Mr. Brown. The Company has settled its claims against Pegasus and all its members, except Mr. Brown. The Company is currently in settlement discussions with Mr. Brown, but should such discussions not result in a satisfactory settlement, the Company intends to aggressively pursue all of its legal remedies against Mr. Brown. On September 15, 2014, the Company entered into a settlement agreement with Pegasus and its members except for Mr. Brown, the principal terms of which included the forgiveness by Pegasus of the balance of the promissory note ($100,000 amount due as of September 30, 2014),  surrender of 350,000 shares of the Company’s common stock to the Company,  and placement of a lockup on most of the remaining shares of the Company’s common stock owned Pegasus and the other settling parties. Neither Pegasus nor any of its members, including Mr. Brown, has any further relationship with Company in any form.

NOTE 9. LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	September 30, 2014	December 31, 2013

Related party note	$-	$125,000
Convertible note (net of discount of $483,197 and $951,504 as of September 30, 2014 and December 31, 2013)	1,266,292	2,611,496
Total debt	1,266,292	2,736,496
Less current portion	-	(125,000)
Total long-term debt	$1,266,292	$2,611,496

Related Party Note

In December 2012, the Company entered into a note agreement with Pegasus in which the Company agrees to pay Pegasus $300,000 in twenty four equal monthly installments. The note is secured by the certificate of deposits. This collateral will be reduced by 50% on the first anniversary of the initial monthly installment and released on the second anniversary of the initial monthly installment. Please refer to note 8 for additional information.

Convertible Note

7% convertible notes

The Company raised $3,778,000 in senior convertible debentures (“The Note”) that matures in 2017 and 2018. The Note is convertible into shares of the Company’s common stock, at an initial conversion price of $3.00 per share. The Note accrues interest at a rate of 7.0% per annum and effective interest rate of 15%, compounded quarterly, to be paid on each April 15, July 15, October 15, and January 15.

During April 2014, the Company issued conversion-subscription rights offering to the note holders for a short period. The offering modifies the conversion price from $3.00 per share to $2.00 per share. During this time period, holders of an aggregate of $2,933,000 in principal of the notes exercised their rights and the Company issued an aggregate of 1,466,500 shares of common stock to the note holders for the conversion of $2,933,000 of principal to common stock. After conversion, $845,000 of the principal amount of the convertible note remained outstanding. In connection with the modification and conversion of the Notes, the Company recorded a debt conversion inducement expense of $2,075,458, reflecting the cost of reducing the conversion price from $3.00 to $2.00 per share.

8% convertible notes

The Company raised $904,489 in senior convertible debentures (“The Note”) that matures in 2019. The Note is convertible into shares of the Company’s common stock, at an initial conversion price of $3.00 per share. The Note accrues interest at a rate of 8.0% per annum and effective interest rate of 15%, compounded quarterly, to be paid on each April 15, July 15, October 15, and January 15.

Total accrued interest for both notes as of September 30, 2014 was $35,638.

The Company evaluated both notes for derivatives and determined that they do not qualify for derivative treatment for financial reporting purpose. The Company then evaluated both notes for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $588,256. This amount was recorded as a debt discount at the date of issuance that is being amortized over the life of the notes. Total debt discount amortization during the nine months ended September 30, 2014 was $140,424.

Future maturities of long-term debt as of September 30, 2014 are as follows:

Year Ended September 30,
2017	$630,000
2018	215,000
2019	904,489
$1,749,489

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

A summary of the status of the Company’s option grants as of September 30, 2014 and the changes during the periods then ended is presented below:

	Shares	Weigthed-Average Exercise Price	Remaining Contractual Term (in Years)
Outstanding at December 31, 2013	160,000	2.00	5.00
Granted	-	-	-
Exercised	-	-	-
Forfeited	(120,000)	2.00	5.00
Outstanding at September 30, 2014	40,000	2.00	5.00
Exercisable at September 30, 2014	-	-	-

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

A summary of the status of the Company’s vested and non-vested option grants at September 30, 2014 and the weighted average grant date fair value is presented below:

	Shares	Weigthed-Average Grant Date Fair Value per Share	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	160,000	1.87	299,200
Granted	-	-	-
Vested	-	-	-
Forfeited	(120,000)	1.87	(224,400)
Non-vested at September 30, 2014	40,000	1.87	74,800

As of September 30, 2014, there were $74,992 of unrecognized compensation expenses related to the non-vested stock grant.

NOTE 11. SUBSEQUENT EVENTS

The Company is in the process of completing a merger with Nitro Petroleum, Inc. The merger is subject to the approval of Nitro Petroleum, Inc.'s stockholders.

The Company has evaluated subsequent events through November 14, 2014, the date the financial statements were available to be issued. No events have occurred which would have a material effect on the financial statements of the Company as of that date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Overview

Core Resource Management, Inc. was established to assemble, by acquisitions, a portfolio of existing producing oil & gas properties and interests in corporation with successful and long established oil & gas operators. The Company seeks acquisition opportunities that are low risk and low cost. We acquire positions of up to 50% in current oil & gas production from well-established operators, seeking from time to time, to sell a percentage of our existing production in order to recycle our capital into new producing properties and interests.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in the acquisition of existing producing oil and gas properties and interests from established oil and gas operators and may, from time to time, acquire positions in smaller publicly traded exploration and production companies and funding the acquisitions through a combination of common equity and senior notes. In addition, the Company may from time to time paticipate in limited development on the producing properties and interests which it owns, but has no intent at this time to engage in exploratory drilling projects. The Company intends to acquire positions of up to 50% in current oil and gas producing properties and interests from established operators, seeking from time to time, to sell a percentage of its existing properties and interests in order to recycle its capital into producing property acquisitions. Management believes it can maximize value for its shareholders while also negotiating fair and reasonable valuations for its acquisitions.

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing our directors and stockholders until such time as funding is sourced from the capital markets. We have raised certain funds through private placements of our equity and convertible debenture securities, and attempts are ongoing to raise additional funds through private placements, and said attempts will continue throughout 2014. We may also use other various debt instruments to raise needed capital during 2014. We have also entered into an exclusive placement agreement with Casimir Capital whereby Casimir will raise up to $100,000,000 for the Company through a combination of debt and equity.

We are aggressively pursuing joint-ventures as well as merger and acquisition possibilities in order to scale operations.  Utilizing Company equity and or financing, though active private security offerings as well as initiatives by Casimir Capital as the Company’s Investment bank; We will begin putting funds immediately to work in order to procure revenue producing assets.

As producing oil and gas properties and interests become available and appear attractive to our management, funds, when and if they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company. Established oil companies continue to strive to reduce costs and debt. This causes significant market opportunities for us to possibly position ourselves with sellers that wish to divest themselves of production in order to provide liquidity. Our management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.  Management continues to evaluate the price of oil and gas as commodities to determine if a hedging program should be initiated.  Internal procedures are being put into place so if such opportunity is deemed viable, the implementation period would be significantly shortened.

Management believes the price of oil’s recent dip has strengthened its buy side positioning and will act aggressively to consummate transactions as the market conditions are favorable.

Our operating expenses may increase as we undertake our plan of operations. Much of this increase will be affiliated with the M & A activities, diligence of potential targets, and base line expansions.  Next, a more thorough field risk management and active asset management will expand operating budgets.  In addition, increases may be attributable to the additional cost of operations associated with operations, raising additional capital, sourcing acquisitions, road show expenses and continued professional fees that will be incurred.  As described in 8-K filings, Subsequent developments following quarter end, Company has consummated a joint-venture agreement and entered into an executed definitive merger agreement with Nitro-Petroleum, Inc. (“Nitro”) (OTCQB: NTRO). The Company completed a merger agreement of Nitro on August 28, 2014.  Upon closing Company will acquire all of the issued and outstanding stock of Nitro through Core Resource Management Holding Co., (a merger subsidiary of Company) in a reverse triangular merger structure. Nitro will survive the merger and remain a wholly owned subsidiary of Company and Company will report as a consolidated Company.  Upon final consummation of the Merger, based on the number of shares of Nitro common stock outstanding on August 28, 2014, each outstanding share of Nitro common stock (other than shares held by those Nitro stockholders properly exercising dissenters' rights) would be converted into .0952 shares of the Company’s common stock (Ratio 10.5 to 1).  Management believes the merger will add significant assets to the Company’s portfolio, expand Company reach into newer markets, allow the Company to obtain new acquisitions within the Oklahoma region and beyond, as well as creating a synergistic management competency to the consolidated Company, from current Nitro management talent pool.

The financial information with respect to the three month periods ended September 30, 2014 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Financial Condition and Results of Operations

Revenues

The Company’s business plan is to maximize cash flow and shareholder value by acquiring current oil and gas production via suitable Working Interests and Royalty Interests in North American oil and gas production and fund those acquisitions via a combination of common equity and senior notes. The Company may also, from time to time, acquire positions in publicly traded oil and gas companies when management believes it can trade those positions for current production. New emphasis has been placed on utilizing the capital markets for mergers and acquisition purposes, in order to scale operations.  The Company initiated acquisitions during the second quarter of this year and has completed acquisitions in Texas, Oklahoma and Kansas having acquired working or royalty interests in 31 producing well and one saltwater disposal wells.  Further, initiation and diligence has begun on two joint-venture projects, and two separate acquisitions of oil and gas companies, one private market acquisition and one public company acquisition.

Oil and Gas Production

Revenue from oil and gas production from purchased interests commenced during the third quarter and was $67,134 for the three months ended September 30, 2014 with 57,523 revenues comparable to the same period in 2014.  For the first nine month period of 2014 revenues were $179,788 versus $63,482 for the same nine month period of 2014.  Management believes that with the continued expansion of revenue producing wells in 2014 for this upward trend to continue.

Interest Income

Interest income from investments and cash held was $2,963 for the three months ended September 30, 2014 with $3,938 income comparable in the same period in 2013.  For the nine months ending September 30, 2014 Interest income totaled $8,213 comparable to $6,169 over the same nine month period in 2014.

Realized and unrealized gain on investment in equity securities

The company had an unrealized gains of $3,624 for the three months ended September 30, 2014 comparable to an unrealized loss of $9,025 to 2013.  In the nine month period ending September 30, 2014 the Company posted an unrealized gain of $15,888.  Whereas, in 2014 over the same period the Company had an unrealized loss totaling $7,690 on investment in equity securities.

Operating Expenses

Our operating expenses for the nine months (“first three quarters”) ended September 30, 2014 were $1,746,529 of which none represented organizational and registration expenses, $37,076 represents lease operating expense, $1,442,720 represents general and administration expense, and $266,732 represent interest expense. The comparable numbers for the same period in 2013 are operational expenses of $1,402,828 of which there were $76,989 represents organization and registration expenses, $1,011,825 represents general and administration expense, and $314,014 represents interest expense.

Liquidity and Capital Resources

We have continued to fund the bulk of our operating expenses through the issuance of equity investments and convertible debentures.  As of the date of this disclosure statement, in excess of $6.3 million in new capital has been raised, consisting of a combination of equity and convertible notes.

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

Climate Change

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

Any climate change legislation could have an effect on the profitability of the Company’s drilling partners and the Company in general.  While there is currently no known policy that would have this impact, the Company continues to assess the potential risk of such legislation or regulation would create as a material consequence.  The potential impact would create an increase in the cost of drilling, thereby raise the production cost to realize the market price of the commodities (oil and gas).  Increase regulation regarding the water disposal of such drilling of oil would also increase the cost of production and alter the Company’s competitive business model.

An indirect consequence of environmental regulation may be the subsidies created to fund alternative energy.  Such subsidies may make other forms of energy more competitively priced and thus decrease the demand for oil and gas.  Further, some of the subsidies and tax incentives present to in the oil drilling and discovery sector, would increase the operational cost of such efforts.  Thus, Company drilling partners would not be as competitively situated within the energy sector as a whole.

Finally, actual physical changes to the environment, would create drilling challenges and risk for oil and gas production.  At minimum, the physical change would increase the insurance premiums necessary to cover operations as a going concern and increase cost of insuring labor.

Cybersecurity

In accordance with guidance from the SEC Division of Corporate Finance, the Company has considered risks associated in relation to protection of its sensitive information and cyber securities risks.

Management has determined a security breach of information is limited to the end use of such information and would have a limited impact on the revenues related to the going concern.  However, to protect against such security breach, Company has contracted its web developer to implement firewalls and to password protect sensitive information of Shareholders, investment groups, corporate strategy, and financial data.  Company has developed a company intra-net to store all of these items as well as minutes and directives reports from the Board of Directors and Committee charter meetings.  This intra-net has a firewall and is password protected.

The costs of such additional cybersecurity was $2,508 for the first nine months of 2014.  The Company will have nominal maintenance costs of such security system going forward.  The Company has not experienced an actual cyber-attack to date.  The Company maintains insurance that would compensate against any major business interruption which would occur in the event of such attack.

Off Balance Sheet Arrangements

Pegasus Funds, LLC, a consultant to the Company, provided office space, telephones, internet and fax to the Company without charge. The Company began paying $1,000 per month to Pegasus for use of Pegasus’s offices and facilities from the period of February 1, 2013 to March 31, 2014.

The Company guaranteed a personal loan of Mr. Glenn, a principal of Pegasus, by pledging a certificate of deposit as collateral for this loan.

In April 2014, the certificate of deposit was released and the Company was also released from its position as a guarantor of Mr. Glenn's indebtedness.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company has initiated and continues to monitor its disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principle financial officer (referred to in this report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 30,2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our Certifying Officer concluding these controls are effective.

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

Changes in Internal Controls

The Company’s has added new internal control mechanisms to create heightened oversight over financial reporting during the quarter ended September 30, 2014.  An internal intra-net link was added to enable key management and Companies audit committee to better analyze financial policy, potential conflicts, and projected expenditures regarding Company financials. Also, during this time Alexander Campbell, Company CEO, was added as a member of the Audit Committee.  While management believes this added risk management measures have not yet materially affected financial reporting, it is reasonably likely to allow for greater risk oversight and management of financial issues, and thus tighten the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Presently, there are two material pending legal proceedings to which the Registrant is a party.  No other such proceedings are known to the Registrant to be threatened or contemplated against it.

On or about June 12, 2014, Marc J. Olivieri, a former employee of the Company, sued the Company in the Superior Court of Maricopa County, Arizona alleging that Company breached his employment agreement and owes him damages in an unspecified amount. The Company has responded by asserting that it does not have any liability to Mr. Olivieri, and it intends to aggressively defend itself with respect to Mr. Olivieri’s meritless claims.

On or about August 21, 2013, W. Brown Glenn, Jr., the then chief executive officer and a director of the Company wired $460,000 of the Company's funds to a law firm in Minnesota to settle a judgment which had been entered against Pegasus in a matter completely unrelated to the Company. In his instructions to the Company's bank, Mr. Brown indicated the wire was for a transaction with Nacona Production Company and caused the Company to file its Form 10-K reflecting that the wire was a deposit against a pending asset acquisition, all of which was not true. The Company has been aggressively pursuing its claims against Pegasus and its members, including Mr. Brown. The Company has settled its claims against Pegasus and all its members, except Mr. Brown. The Company is currently in settlement discussions with Mr. Brown, but should such discussions not result in a satisfactory settlement, the Company intends to aggressively pursue all of its legal remedies against Mr. Brown. On September 15, 2014, the Company entered into a settlement agreement with Pegasus and its members except for Mr. Brown, the principal tems of which included the forgiveness by Pegasus of the balance of the promissory note ($100,000 amount due as of September 30, 2014), surrender of 350,000 shares of the Company’s common stock to the Company, and placement of a lockup on most of the remaining shares of the Company’s common stock owed Pegasus and the other settling parties. Neither Pegasus nor any of its members, including Mr. Brown, has any further relationship with Company in any form.

ITEM 1.A.

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2014, the Company issued $259,775 in equity (considered financing activities).  In addition, the Company issued 30,000 in shares with a promissory note, $4,385,527 issuance of common stock in satisfaction of convertible notes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None, 8K reported

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

DATED: November 14, 2014

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