Form 10-K
period 2014-12-31
Core Resource Management, Inc.
filed 2016-01-06
CIK 1581312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____________

Commission File Number: 000-55010

Core Resource Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-202998
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3131 Camelback Road, Suite 211
Phoenix, AZ 85016
(Address of principal executive offices, including zip code)

(602) 314-3230
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X)           No ()

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes (X)     No ( )

Indicate by check mark whether the registrant is a “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ( )       Accelerated filer   ( )             Non-accelerated filer   ( )            Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( )   No (X)

As of December 31, 2014 (the last business day of the registrants most recently completed year-end) the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $15,936,171 (based upon the closing price of the registrant’s common stock as reported by the U.S. OTC Markets on December 31, 2014.)

At December 31, 2014 there were 12,162,855 shares of the registrants Common Stock outstanding.

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

On May 1, 2014 Company provided a supplement to its Senior Convertible Debenture holders providing a detailed summary of its operating risk and renewal of its commitments.

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

Core is led by a management team and Board with extensive experience in managing and financing public companies and an Advisory Board whose members are knowledgeable in public and private oil and gas acquisition, management and financing.  The Company has access to independent oil and gas producers who, from time to time and for a variety of different reasons, will seek to divest some or all of their producing property assets. The Company currently has eight employees and, as a non-operator of its acquired interests, intends to maintain minimal overhead for the foreseeable future. Management believes that by acquiring producing properties and partnering with professional operators, it can keep the Company’s employment to ten or fewer employees.

Strategy

The investment thesis underpinning the Company involves management’s belief that (1) although short-term our supply has caused price deterioration,  the long-term trends for global oil and gas demand are bullish as the economies of Asia, South America and the Middle East continue to develop, (2) the United States has the potential to become the world’s largest oil and gas producer by 2020, overtaking both Saudi Arabia and Russia, (3) the United States and the Eurozone are experiencing much higher inflation than government indices suggests and that the pace of that inflation will likely increase significantly, and (4) the United States is between 3 and 5 years away from experiencing many of the maladies currently affecting the Eurozone. The Company’s management believes that assembling a portfolio of proven and producing oil and gas Working Interests and Royalty Interests is an attractive investment opportunity, and a cash flow portfolio tied to producing oil and gas reserves is an attractive alternative to fixed income or commodities futures. With this in mind, management has chosen to focus initially on maximizing its cash flow through the acquisition of suitable Working and Royalty Interests in domestic oil and gas production. The Company may, from time to time, employ modest tactical leverage, but will always seek to deleverage whenever the equity markets are attractive (5) With depressed oil prices, CRMI is currently focused on tight cost management for marshalling the current assets as well as diligently shopping for value plays within some of the most highly sought after regions of Texas, Kansas and Oklahoma. Management believes many companies in this sector has employed over leverage and will need to dispense of assets at a discount to market. Acquiring such assets could ultimately bring value to shareholders and will increase overall portfolio value for Company of Proven Reserves and Proven Underdeveloped Reserves.

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

To determine our estimated proved reserves, and as required by the SEC, we used the 12-month unweighted arithmetic average of the first-day-of-the-month price for the months of January 2014 through December 2014 calculated to be $6.31 per Mcf of natural gas and $91.09 per Bbl. of oil. These prices were held constant for the life of the properties and adjusted for the appropriate market differentials.

As of December 31, 2014, our proved crude oil and natural gas reserves are presented below by reserve category. All of our proved reserves are located within the United States.

	Oil (Bbl)	Natural Gas (Mcf)
Proved developed	151,451	63,237
Total proved	151,451	63,237

Other Proved Developed Reserves

Based on January 31, 2014 Nitro reserve report provided by Ramsey, the Company’s proved developed non-producing reserves are:

	Oil (Bbl)	Natural Gas (Mcf)
Proved developed non- producing	22,569	-
Total proved developed non- producing	22,569	-

The Company has proved undeveloped reserves but currently the Company has no engineering report to quantify the size of this reserve.

Net Production, Unit Prices and Costs

During the year ended December 31, 2014, we produced and sold 2,599 barrels of oil net to our interest at an average sale price of $81.72 per bbl and 453 Mcf of gas net to our interest at an average sale price of $2.36.  Our depletion expense was $127,193

Producing Wells

The following table sets forth the productive wells in which we owned an interest as of December 31, 2014. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline connections or connection to production facilities. Wells that we complete in more than one producing horizon are counted as one well.

	Gross	Net
Oil	53	8
Natural gas	20	2
Total	73	10

Oil and Gas Acreage

The following table sets forth our developed and undeveloped gross and net leasehold acreage as of December 31, 2014:

	Gross	Net
Developed	2,120	575
Proved developed non-producing	2,120	180
Total	2,360	755

Acquisitions

The Company completed a reverse triangular merger acquiring Nitro Petroleum, Inc. as of December 31, 2014. In addition, CRMI acquired certain well working interest by a Stock Consideration Purchase and Sale Agreement with Whitestone Resources Limited and Royal Petroleum as of December 31, 2014.

Our Corporate Information

Core Resource Management, Inc. incorporated in Nevada. Our principal executive offices are located at 3131 Camelback Road, Suite 211, Phoenix, Arizona 85016 and our primary telephone number is 602-314-3230. Our website address is www.coreresource.net. The information on, or that may be accessed through our website, is not incorporated by reference into this registration statement and should not be considered a part hereof.

Competition

The Company competes with major oil companies, numerous independents oil and gas producers, individual proprietors and investment companies of all types. Many of these competitors possess financial and personal resources substantially in excess of those which are available to the Company and the Company’s competitors may, therefore, be able to pay greater amounts for desirable oil and gas reserves than the Company’s own resources permit. The Company’s ability to generate revenue will depend on its ability to identify and acquire producing and proven oil and gas reserves and to manage its current assets in a cost effective way with vigilant oversight and risk management.

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

Employees

At December 31, 2014 we had eight full-time employees.  Some necessary services are performed by contracted parties.

ITEM 1A. RISK FACTORS

Business Challenges

In operating our business, we will face significant challenges. Our revenues, profitability and future growth depend significantly on (1) continued access to the capital markets for acquisition capital, (2) our ability to identify and acquire suitable producing properties, and (3) depreciated natural gas and crude oil prices. Prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically extracted from the fields in which we have interests. In addition, among the risks and uncertainties that face our business are the following:

●	The oil and gas industry is highly competitive in all aspects.

●	The price of oil will fluctuate, thus effecting out underlying profitability either positively or negatively.

●	Our ability to become profitable is highly dependent on the continued availability of financing.

●	We anticipate undergoing a period of significant growth and our failure to manage that growth could have an adverse impact on our business.

●	Market prices for oil and gas are highly volatile and a prolonged bear market for the commodity could impact our ability to service the debt component of our capital structure.

●	We are dependent on our Directors, officers and advisors for identifying suitable acquisition prospects and continued access to the capital markets.

●	We are subject to a number of Local, State and Federal Regulations, and failure to observe such regulations could have an adverse impact on the Company.

●	The majority of our common stock is held by pre-merger shareholders and insiders.

●	Conflicts of interest between the Company and its officers and directors may impede the operational ability of the Company.

●	The Company intends to issue more shares in possible mergers and acquisitions, which will result in substantial dilution.

●	Integration of Company Assets and Management after Mergers is an aspect that could have a negative effect on operations and Risk Management.

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

Short History of Operations or Revenues

Although organized in 1999, the Company has had no operating history prior to 2013, and has only begun to receive revenues or earnings from operations. Prior to commencement of acquisitions in the second quarter of this year, the Company’s assets consisted mainly of invested capital in the form of cash. As of December 31, 2014 and 2013 the Company had generated revenues from operations of $261,858 and $81,084 respectively. The Company has sustained losses to date and will continue to incur expenses without corresponding revenues, at least until it begins to receive revenues associated with the oil and gas production interests it has begun acquiring sufficient to offset overhead.

The oil and gas industry is highly competitive.

The Company competes with major oil companies, numerous independents oil and gas producers, individual proprietors and investment companies of all types. Many of these competitors possess financial and personal resources substantially in excess of those which are available to the Company and the Company’s competitors may, therefore, be able to pay greater amounts for desirable oil and gas reserves than the Company’s own resources permit. The Company’s ability to generate revenue will depend on its ability to identify and acquire producing and proven oil and gas reserves and manage current assets.

Our ability to become profitable is highly dependent on the continued availability of financing.

We will require substantial capital resources to fund the acquisitions of producing reserves. Our ability to obtain adequate capital for our business model will depend on a variety of factors, including; (i) our ability to identify suitable acquisitions and the quality of those acquisitions, (ii) our ability to convey our value proposition to investors, (iii) our expertise in managing the acquired assets, (iv) our ability in managing the compliance and public reporting in an accurate and timely manner; and (v) our ability to properly Risk Manage those acquired assets.

We anticipate undergoing a period of significant growth and a loss of one of our key executives and/or our failure to manage that growth could harm our business.

We depend heavily on the services of Dennis W. Miller, our President, CFO Jeff Tregaskes, and Philip Nuciola, President of Capital Markets, to manage our business and raise the capital required to implement our strategy. The loss of one these individuals would have a serious adverse effect on our prospects.  Our anticipated growth will provide challenges to our organization and may challenge management, especially since our business plan involves an aggressive acquisition strategy, involving simultaneous activity on multiple production projects in multiple locations.

Market prices for oil and gas are highly volatile and a prolonged bear market for the commodity could impact our ability to service the debt component of our capital structure.

Depressed oil prices directly correlate to a decrease in gross revenue.  While oil prices are low, the ability to generate sufficient revenue from production to manage overhead costs will be in question.  It will be necessary to fund operations with other forms of funding including access to bank financing, capital markets, and direct investment.  If such sources become illiquid and commodity prices remain depressed, the likelihood of ceasing as a going concern would vastly increase.  In addition, we intend to utilize various types of leverage in order to complete acquisitions. Our ability to service the debt associated with that leverage is highly dependent on the cash flow associated with our acquired oil and gas production.  A sustained bear market for oil and gas prices would adversely impact our ability to service the debt component of the acquisition financing. Although we intend to use, what we believe is suitable leverage given foreseeable market conditions, there is no way to guarantee future commodity prices and it is clear that a sustained bear market could have a materially adverse impact on our business.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, We collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks.

The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could adversely affect our business/operating margins, revenues and competitive position. We maintain insurance coverage with Berkley Insurance Company, 475 Steamboat Road, Greenwich, CT 06830 but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

Climate Change, Climate Change Regulations and Greenhouse Gas Effects May Adversely Impact our Operations and Markets.

There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases (GHG) and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of natural disasters. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. Climate change could have a material adverse effect on our results of operations, financial condition, and liquidity. We utilize oil fracking as a way to increase oil production.  Most recently there has been proposed legislation regarding such practices and some restrictive measures could be implemented in the future.  If such measures are approved, this could lead to a slight reduction in overall production of the Company’s current holdings.   While not anticipated, such regulations may have a reach back effect that could necessitate payments for any damages.  There have been other drilling and transportation regulatory discussions that could limit the ability to transport and drill for oil and gas within the current cost effective framework.

We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions and energy policies. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Due to the uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our operations.

We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.

Related to Reduction in Demand Due to Competition from Alternative Fuel Sources and Technological Advances

Fuel competes with other sources of energy, some of which are less costly on an equivalent energy basis. There are significant governmental incentives and consumer pressures to increase the use of alternative fuels in the US and abroad. A number of automotive, industrial and power generation manufacturers are developing more fuel efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our products and services and accordingly, our profitability. In addition, federal, state, local and/or foreign governments may enact legislation or regulations that attempt to control or limit greenhouse gas (GHG) such as carbon dioxide. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates, or impose costs or restrictions on end users of fuel. For example, some of our customers in the transportation industry may be required to purchase allowances or offsets or incur other costs to comply with existing or future requirements relating to GHG. Finally, the focus on climate change could also negatively impact the reputation of fuel products or services such as those we offer. The occurrence of any of the foregoing events could put upward pressure on the cost of fuel relative to other energy sources, increase our costs and the prices we charge our customers, reduce the demand for our products, and therefore adversely affect our business, financial condition, results of operations and cash flows.

Technological advances and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A reduction in demand for our gasoline products could have an adverse effect on our financial condition, results of operations. In addition, higher prices could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition and results of operations.

Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last three decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulation further promoting the use of cleaner fuels. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas. Such switching or conversion could have an adverse effect on our financial condition and results of operations.

Other factors that may affect the demand for oil, gas and petrochemicals, and therefore impact our results, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for energy associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with oil and gas without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.

Some of our competitors may have larger financial and other resources than ours. Competitive conditions may be affected by future legislation and regulations as the US develops new energy and climate-related policies. In addition, some of our competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices, domestic and foreign political conditions, weather conditions, the price and availability of alternative fuels, the proximity and capacity of natural gas pipelines and other transportation facilities, and overall economic conditions. We also face indirect competition from alternative energy sources, including wind, solar and electric power. We believe that our technological expertise, our exploration, land, drilling and production capabilities and the experience of our management generally enable us to compete effectively.

Risks Related to Our Common Stock

The Company has issued more shares in a merger or acquisition, which has resulted in dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected. During this reporting period, the Board of Directors have authorized and issued shares to acquire publically traded Nitro Petroleum, Inc. (OTCQB: NTRO) as well as various well working interests from Whitestone Resource Management Limited and Royal Petroleum, LLC. Nitro Petroleum was successfully acquired on December 17, 2014 and Whitestone Resource Management Limited and Royal Petroleum, LLC effective November 1, 2014. Issuance for both acquisitions was 2,007,737 shares of CRMI common stock.

Our existing shareholders and insiders have substantial control over us and could limit and influence the outcome of key transactions, including changes of control.

Our current shareholders, if acting together, would be able to control or influence significantly all matters requiring approval by our shareholders, including the election of our directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investor perception that conflicts of interest may exist or arise.  Further due to the lack of trading volume, and stock transaction will have a more pronounced effect on the market trend of our stock.

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

BOD pricing of common stock could be heavily effected by small volume selling

Due to the fact CRMI stock is thinly traded, small amounts of selling volume could significantly affect the market price in a negative trend. Further if volumes of trading in Company were to increase the thinly traded nature will increase volatility as volume increases.

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

Without such access to capital markets, the Company would be directly reliant on direct investment.  If such sources become illiquid or unwilling to finance operations, the going concern of the business would be in serious question.

Summary

With depressed commodity prices and oversupply of oil, the ability to remain a going concern will rely heavily on our access to the Capital markets and direct investment.  We believe the best approach is to cut costs at every opportunity, diligently manage assets with quantitative analytical evaluation in order to determine the viability to keep wells open or to cap them until commodity prices rebound.  Further, we believe alternative funding sources through direct investment are important to reach a higher degree of success. If we are able to maintain operations at the current rate it is our strong belief that there will be many opportunities to purchase severely distressed assets in the market place.

While we believe the mergers and acquisitions of assets obtained last year were in the best interest of the Company, the immediate decrease in oil prices after these acquisitions caused challenges to the integration of the Companies.  Yet, we believe the purchase price of such assets were at a value that will create a large long term benefit to shareholders.  If we are able to maintain operations at the current rate these assets will produce a windfall to investors.  Additionally, if Company viability becomes weakened, the assets will provide some protection for debt service and increase liquidation value.  Overall, adding these assets was a necessary step towards Company profitability.

We believe it is important to communicate our expectations to our shareholders. There may be events in the future, however, that we are unable to predict accurately or which we have no control. The risk factors listed above, as well as any cautionary language in this registration statement, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in the previous risk factors and elsewhere in this registration statement could negatively impact our business, cash flows, and results of operations, prospects, financial condition and stock price.  We welcome any further inquiries as to the state of our operations at any time, and will continue to file timely updates and make meaningful disclosers at the end of each quarter.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are currently no unresolved staff comments.

The Company responded during this fiscal year in order to resolve the following past comments:

On February 20, 2013, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form-10 filed on July 25, 2013, to register the Company's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form-10 on October 29, 2013.

On November 6, 2013, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's October Form-10 filing.  The Staff provided comments on various matter involving oil and gas reserve disclosures, executive compensation and various general disclosure related item.

In November the Company had several correspondences with the Commission in order to appropriately answer these outstanding comments.  The Commission sited this response as a prerequisite in order to approve the merger transaction between Core and Nitro Petroleum.  On December 17, 2014, the commission was satisfied as to the response given and approved the filing of the informational statement that allowed the merger to be consummated.

After the merger was complete, Nitro Petroleum, Inc. was asked by the Commission to provide further details regarding its past accounting disclosures. The response from Nitro was sufficient to resolve the Commission’s comments.

ITEM 2 PROPERTIES

As of the date of this filing, the Company has completed the following acquisitions from the Nitro Petroleum, Inc. merger and well working interests from Whitestone Resource Management Limited and Royal Petroleum, LLC via Purchase and Sale Agreement:

Well Name	County	State	Working Interest Percentage
Branch #1	Garvin	Oklahoma	54%
Crown #3	Pott.	Oklahoma	93%
Fuller #2	Garvin	Oklahoma	55%
Fuller #3	Garvin	Oklahoma	53%
Giant 1-21	Stephens	Oklahoma	51%
Giant #2	Stephens	Oklahoma	26%
Jessica 23A	Seminole	Oklahoma	50%
Mason Burns 1 & 2	Garvin	Oklahoma	55%
Plummer #1	Garvin	Oklahoma	73%
Quinlan #1	Pott.	Oklahoma	73%
Quinlan #2	Pott.	Oklahoma	74%
Quinlan #3	Pott.	Oklahoma	47%
Theresa #1	Garvin	Oklahoma	100%
Bobbie	Seminile	Oklahoma	84%
Ward-McNeil	Garvin	Oklahoma	100%
White 12-1	Pott.	Oklahoma	8%
Boyd #15	Cooke	Texas	4%
Craaig Munc #68	Cooke	Texas	8%
228 Inglish 4	Cooke	Texas	8%
255 Inglish 1	Cooke	Texas	8%
447 Phillips 2	Cooke	Texas	4%
255H Inglish 1-H	Cooke	Texas	8%
Razorback #1	Kingfisher	Oklahoma	17%
Mr. Bill	Noble	Oklahoma	10%

Well Name	County	State	Working Interest Percentage
Roach #1 SWD	Garvin	Oklahoma	71%
Weisner Heirs SWD	Seminole	Oklahoma	10%
Quinlan #4 SWD	Pott	Oklahoma	10%
Thompson 2-18	Pott	Oklahoma	73%
Sharon	Garvin	Oklahoma	5%
Crown #2	Garvin	Oklahoma	75%
Crown #1	Pott	Oklahoma	93%
Weisner Heirs	Seminole	Oklahoma	10%
Kimberly 3	Garvin	Oklahoma	55%
Plummer #2	Garvin	Oklahoma	55%
Thompson 1-18	Garvin	Oklahoma	18%

ITEM 3. LEGAL PROCEEDINGS.

Presently, there are six materials pending or recently adjudicated legal proceedings to which the Registrant is a party.  No other such proceedings are known to the Registrant to be threatened or contemplated against it.

Nitro Petroleum, Inc., v. Jean Robinson, Philip Don Robinson, Jr., OKTEX Oil, LLC, and OKTEX Operating, LLC.

On or about June 19, 2014 a legal action was brought by Nitro Petroleum against Jean Robinson.  Case No. CJ-2014-3499 in the District Court of Oklahoma County, styled Nitro Petroleum, Inc., v. Jean Robinson, Phillip Don Robinson, Jr., OKTEX Oil, LLC, and OKTEX Operating, LLC. This case was a fraudulent transfer action which was brought to partially recover the judgment which we obtained in favor of Nitro and was an extension of Case No. CJ-2013-20 in the District Court of Garvin County, Oklahoma. An agreed judgment was entered in Case No. CJ-2014-3499 which determined that the property known by the street address of 2700 N. Shadynook Way had been fraudulently transferred by the judgment debtor OKTEX Operating, LLC, to the owner’s mother, Jean Robinson, without consideration.  As part of a settlement agreement, the judgment debtor agreed to quitclaim the property known as 2700 N. Shadynook Way in exchange for partial satisfaction of the underlying judgment in the amount of $30,000.00.

Mills Well Service, Inc. vs. Core Resource Management, Inc. and Nitro Petroleum, Inc.

On or about May 27, 2015, a legal action was brought by Mills Well Service, Inc. against Core Resource Management, Inc. and Nitro Petroleum, Inc. Mills Well Service, Inc. vs. Core Resource Management, Inc. and Nitro Petroleum, Inc. Case No. CJ-15-68 in the amount of $29,409.80 for services rendered plus attorney’s fees. Core is disputing such charges, due to the fact services were performed before the merger with Nitro was contemplated, and such accounts payable were never disclosed.  Core questions the validity of such invoiced amounts as it had no pre-merger record of some of the services invoiced.  Management estimates the total potential loss of such litigation to be approximately $35,000, and expects a settlement to be expedited.  Core’s management asserted as an affirmative defense that some such billable amounts did not relate to the assets acquired per merger and further that services were performed pre-merger (Merger agreement sets out that such pre-merger expenses not agreed to by Core Management are not the responsibility of Core and not disclosed as required within the Merger Agreement.

Kay Production Company vs. Core Resource Management, Inc., Core Resource Management Holding Company, Inc. and Nitro Petroleum, Inc.

On or about May 22, 2015, a legal action was brought by Kay Production Company against Core Resource Management, Inc., Core Resource Management Holding Company, Inc. and Nitro Petroleum, Inc. in the District Court for Seminole County, Oklahoma in the amount of $14,709 for services performed pre-merger for benefit of Nitro Petroleum, Inc. and some of its various subsidiaries not part of the merger agreement with Core.  Kay Production Company vs. Core Resource Management, Inc., Core Resource Management Holding Company, Inc. and Nitro Petroleum, Inc. CJ-2015-56.  Core’s management asserted some such billable amounts did not relate to the assets acquired per merger and further that services were performed pre-merger (Merger agreement sets out that such pre-merger expenses not agreed to by Core Management are not the responsibility of Core and not disclosed as required within the Merger Agreement.  On May 8, 2014, Core agreed to a settlement with plaintiff to pay Thirty Two Thousand Twenty Five Dollars and Seventy Five Cents ($32,025.75) over six months in order to fully pay and Management believes the potential costs of settlement and legal costs to be approximately Forty Thousand Dollars ($40,000) including legal and filing fees.

Leroy 2000, LLC, v. Nitro Petroleum, Inc.

On or about October 3, 2014, a legal action was levied against Nitro Petroleum, Inc. in the District Court of Stephens County, Oklahoma.  Styled Leroy 2000, LLC., v. Nitro Petroleum, Inc., Case No. CV-2014-70R, in the District Court of Stephens County, Oklahoma.  This case is for an alleged failure by Nitro (pre-merger with Core) to timely pay royalties in the amount of approximately $69.55.  In addition, the plaintiff asserted claims for violation of the Production Revenue Services Act, the Plaintiff asserted claims for lease cancellation due to the alleged failure to timely pay royalties.  The plaintiff has agreed since to settle the case for $1,958.71 inclusive of Plaintiff’s costs and attorney fees.  Currently, Core has agreed to settle for the above amount. This non-payment allegation was for time the pre-dated the merger between Core and Nitro.  However, management feels such payment amount will outweigh any further litigation cost between parties and has agreed to pay $1,958.71 to settle all claims.

Marc J. Olivieri vs. Clarkscott, LLC, James D. Clark and Jane Doe Clark, Core Resource Management, Inc. f/l/a Direct Pet Health Holdings, Inc.; ABC Corporation 1-V; and John Does 1-X

On or about May 15, 2014 a legal action was levied against Company in the Superior Court of Arizona in and for the County of Maricopa. The claim is styled as Marc J. Olivieri  vs. ClarkScott, LLC, James D. Clark and Jane Doe Clark, Core Resource Management, Inc. f/l/a Direct Pet Health Holdings, Inc.; ABC Corporation 1-V; and John Does 1-X. (No. CV2014-05854).  Defendant alleges breach of contract relating to an employment agreement.  Company has answered the complaint on July 18, 2014 and has denied the allegations set forth.  As per, Accounting Standards Codification 450, Management can not specifically derive potential loss amount.  However in order to provide guidance as per evaluation of estimated litigation loss contingency (dependent on an adverse ruling), Management estimates a range of possible loss range to be between $30,000 and $70,000.  Such range is made only in attempts to provide reporting guidance.  Management plans to vigorously defend alleged claims which it considers to not have merit.  During the past quarter, no further fillings that would be considered favorable or unfavorable to the Company have been made. While management views this as positive, this cannot be declared with certainty.

Brown Glenn Legal Activity

On or about August 21, 2013, W. Brown Glenn, Jr., the Chief Executive Officer and a director of the Company wired $460,000 of the Company’s funds to a law firm in Minnesota to settle a judgement which had been entered against Pegasus in a matter completely unrelated to the Company.  In his instructions to the Company’s bank, Mr. Brown indicated the wire was for a transaction with Nacona Production Company and caused the Company to file its Form 10-K reflecting that the wire was a deposit against a pending asset acquisition, all of which was not true.  The Company has been aggressively pursuing its claims against Pegasus and its members including, Mr. Brown. The Company has settled its claims against Pegasus and all its members except Mr. Brown. The Company is currently in settlement discussions with Mr. Brown, but should such discussions not result in a satisfactory settlement, the Company intends to aggressively pursue all of its legal remedies against Mr. Brown. On September 15, 2014, the Company entered into a settlement agreement with Pegasus and its members except Mr. Brown, the principle terms of which include forgiveness by Pegasus of the balance of the promissory note ($100,000 amount due as of September 30, 2014), surrender of 350,000 shares of the Company’s common stock to the Company, and placement of a lockup on most of the remaining shares of the Company’s common stock owed Pegasus and the other settling parties. Neither Pegasus nor any of its members, including Mr. Brown, has any further relationship with the Company in any form.

James Clark Settlement Agreement

In his role of CEO, James Clark pursued a deal in Crockett County Texas on behalf of the Company.  Due diligence was done to determine the viability of the deal.  After such diligence was performed, Clark Presented the Board of Directors with his findings. The Board decided after deliberation to pass on the opportunity.  Clark vehemently opposed the decision, at which point Clark began to determine potential options outside of the Company to consummate the deal.  After Clark found suitors, he formed his own Company and began to work on the deal.  Clark resigned as CEO and Director of Core.  After his resignation, Clark and Core determined that Clark should repatriate the funds used for the initial due diligence.  As such, Clark and Core came to a mutual settlement agreement on March 28, 2015 in which Clark agrees to pay Core $59,567 over a six month period and assist Core with outstanding matter that he worked on during his tenure in exchange for release of any conflict of interest action and allowing him to continue pursuit of other oil and gas deal including the above mentioned Crockett County transaction as long as full payment is made according to the terms of the settlement agreement.

In the event such payments are not made, the settlement agreement calls for such settlement terms to be void and reopens the possibility for legal action against Clark, his companies, or subsidiaries.

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

Period	Sales Price per Share
	High	Low
Fiscal 2014
4th Quarter	$3.45	$2.50
3rd Quarter	$3.90	$2.50
2nd quarter	$3.00	$2.00
1st quarter	$5.09	$4.25

Fiscal 2012
4th Quarter	$4.00	$3.50
3rd Quarter	$4.20	$3.20
2nd quarter	$4.90	$4.05
1st quarter	$4.50	$3.30

Holders

As of the filing of date of this Filing, there were 604 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

Equity Compensation Plan Information

During the year ended December 31, 2014, the Company issued 27,124 common shares in exchange for services and interest payments to related parties. The value assigned to these shares was $54,248, granted to related parties.

The following table provides information for all equity compensation plans as of December 31, 2014, under which our equity securities were authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
2013 Stock Compensation Plan	40,000	$2.00	-
Total	40,000	$2.00	-

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

Our operating expenses may increase as we undertake our plan of operations.  The increase will be attributable to the additional cost of operations associated with management of new assets, raising additional capital, sourcing acquisitions, road show expenses and continued professional fees that will be incurred.

With depressed oil prices, CRMI is currently focused on tight cost management for marshalling the current assets as well as diligently shopping for value plays within some of the most highly sought after regions of Texas, Kansas and Oklahoma. Management believes many companies in this sector has employed over leverage and will need to dispense of assets at a discount to market. Acquiring such assets could ultimately bring value to shareholders and will increase overall portfolio value for Company of Proven Reserves and Proven Underdeveloped Reserves.

The state of decreased commodity prices present decreasing revenue issues, yet also present new opportunities for acquisition. If company is able to keep costs low and have continued access to capital markets, management feels the opportunity for growth is prevalent. In the event decreased revenue is met with limited capital access, management believes the company may need restructure or liquidate sum of its current holdings.

Alternatively, depressed oil prices may call for advanced hedging techniques or derivative investments.  If management views the oil prices to be at such a rate in which the bottom of our pricing model is in range, the Company may turn to the Capital markets to exasperate future growth.

Finally, if such depressed pricing reaches a level in which all Capital financing is unavailable, our recent acquisition of discounted assets will allow for the opportunity to gain necessary liquidity through sale or divestiture.

Financial Condition and Results of Operations

Revenues

The Company’s business plan is to maximize cash flow and shareholder value by acquiring current oil and gas production via suitable Working Interests and Royalty Interests in North American oil and gas production and fund those acquisitions through a combination of common equity and senior notes. The Company may also, from time to time, acquire positions in publicly traded oil and gas companies when management believes it can trade those positions for current production. The Company made acquisitions during the second quarter of this year and has completed acquisitions in Texas, Oklahoma and Kansas having acquired working or royalty interests in 17 producing well, 9 non-operated wells, 7 inactive or non-producing wells, and 4 saltwater disposal wells.

Oil and gas production
Revenue from oil and gas production from purchased interests commenced during the year and was $207,038 for year ended December 31, 2014 in comparison to $101,208 for the year ended December 31, 2014. The comparable period in 2012 was in the start-up phase and did not have revenue.   Because new assets have been added to Company portfolio in 2014, it is anticipated that a significant spike in revenue will occur during the 2015 fiscal year.

Interest and dividend income
Interest income from investments and cash held was $37,811 for the year ended December 31, 2014 in comparison to $10,502 for the year ended December 31, 2013.

Realized and unrealized loss on investment in equity securities
The company had a realized and unrealized gain of $17,009 for the year ended December 31, 2014 in comparison to a loss of $42,705 for the year ended December 31, 2014. This variance is related to the investment in Nitro Petroleum shares.

Other income
In 2013, one of the shareholders forgave $12,079 of the outstanding balances for the funds advanced to the Company.

Net operating loss
At December 31, 2014 and 2013, the Company has net operating loss carry forwards of approximately $5.2 million and $2.4 million respectively, remaining for federal income tax purposes.  Net operating loss carry forwards may be used in future years to offset taxable income.  The federal net operating loss carry forwards will expire in 2032 through 2034.  Currently all of the tax years filing is subject to examination.

Operating Expenses

Our operating expenses for the year ended December 31, 2014 were $5,130,089 of which $2,638,729 represented general and administration expense, $56,583 represented depletion, depreciation, amortization and accretion expense, $2,150,451 represented debt inducement expense, and $284,326 represented interest expense. Our operating expenses for the year ended December 31, 2013 were $2,085,592 of which $81,223 represented organizational and registration expenses, $1,403,481 represented general and administration expense, $148,069 represented depletion, depreciation, amortization and accretion expense and $452,819 represented interest expense.  The increase in operating expenses was directly related to the Merger and Acquisition activity that took place within 2014.  Management believes that this expense increase will directly correlate to shareholder value in the event such assets produce as expected.

Liquidity and Capital Resources

We had a cash balance of $101,858 and $210,321 as of December 31, 2014 and 2013, respectively. We have continued to fund our operating expenses through the issuance of equity investments and convertible notes, and receivables from producing wells. As of the date of this disclosure statement, in excess of $1.8 million in new capital has been raised, consisting of a combination of common equity and convertible notes.  The Company currently has eight employees and intends to maintain minimal overhead until such time as its monthly cash flows from acquired production exceeds $200,000. Management believes that by acquiring producing properties and partnering with professional operators, it can keep the Company’s headcount to ten or fewer employees. The ability to maintain adequate Liquidity will depend on diligent management of current assets, continued access to current capital sources, and legal pursuit of liabilities owed to the Company.

Investment in Oil and Gas Properties

The Company has completed the following acquisitions from the Nitro Petroleum, Inc. merger and well working interests from Whitestone Resource Management Limited and Royal Petroleum, LLC via Purchase and Sale Agreement:

Well Name	County	State	Working Interest Percentage
Branch #1	Garvin	Oklahoma	54%
Crown #3	Pott.	Oklahoma	93%
Fuller #2	Garvin	Oklahoma	55%
Fuller #3	Garvin	Oklahoma	55%
Giant 1-21	Stephens	Oklahoma	53%
Giant 2-21	Stephens	Oklahoma	51%
Jessica 23A	Seminole	Oklahoma	26%
Mason Burns 1&2	Garvin	Oklahoma	50%
Plummer #1	Garvin	Oklahoma	55%
Quinlan #1	Pott.	Oklahoma	73%
Quinlan #2	Pott.	Oklahoma	73%
Quinlan #3	Pott.	Oklahoma	74%
Teresa #1	Garvin	Oklahoma	47%
Bobbie	Seminole	Oklahoma	100%
Ward-McNeil	Garvin	Oklahoma	84%
White 12-1	Pott.	Oklahoma	100%
Boyd #15	Cooke	Texas	8%
Craig Munc #68	Cooke	Texas	4%
228 Inglish 4	Cooke	Texas	8%
255 Inglish 1	Cooke	Texas	8%
256 Inglish 2	Cooke	Texas	8%
447 Phillips 2	Cooke	Texas	4%
255 Inglish 1-H	Cooke	Texas	8%
Razorback #1	Kingfisher	Oklahoma	17%
Mr. Bill	Noble	Oklahoma	10%
Roach #1 SWD	Garvin	Oklahoma	71%
Weisner Heirs SWD	Seminole	Oklahoma	10%
Quinlan #4 SWD	Pott.	Oklahoma	10%
Gloria SWD	Pott.	Oklahoma	10%
Thompson 2-18	Garvin	Oklahoma	73%
Sharon	Garvin	Oklahoma	5%
Crown #2	Pott.	Oklahoma	75%
Crown #1	Pott.	Oklahoma	93%
Weisner Heirs	Seminole	Oklahoma	10%
Kimberly 3	Garvin	Oklahoma	55%
Plummer #2	Garvin	Oklahoma	55%
Thompson 1-18	Garvin	Oklahoma	18%

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any acquisitions and exploration activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern without further financing.

At December 31, 2014, the Company had not yet achieved profitable operations, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain continued debt financing from current sources or financial institutions, where possible, or (3) participating in joint venture transactions with third parties. (4) Continued access to venture capital and investment banking partners.  (5)_ Legal recovery of outstanding receivables management feels the Company is owed.  (6) Vigilant management of current assets by cost effective means and expanded risk-loss provisions to make certain operations derive substantial and full value receipt of revenues.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future Capital Requirements

The Company has no commitments for material capital expenditures beyond installing its accounting system, which has already been contracted and paid.  Management believes that with continued commitments the Company has adequate liquidity to fund its operations at current levels through year-end 2015.

We expect to continue to rely on sales of our common shares, capital commitments, and securities convertible into our common shares, in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  Convertible debentures may continue to be employed in order to provide capital to acquire more assets.  There is no assurance that we will achieve any additional sales of such securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

In addition, Company intends to continue to pursue additional joint ventures and acquisitions using authorized Company shares to increase revenue producing assets.  Management believes the depressed commodity prices will provide further opportunity for such acquisitions to be made, but will also reduce or keep revenues stable.

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

KBM Worldwide Note

Management believes the retirement of the KBM note in 2015 will significantly benefit Core in the following ways.  The KBM note carried with it certain rights that allowed KBM free trading shares of CRMI available in 2015.  With such rights, KBM would have received a block of Company shares which could be sold and cause a decrease in Company share price.  In addition, the Note held a high amount of serviceable interest and a payment penalty that would have been due.  By retiring the Note in 2015 via settlement agreement and release, Core was able to repay the existing debt of $104,000 and remove the liability without the high cost of note service in full satisfaction in 2015.

Off Balance Sheet Arrangements

Not applicable

Non-GAAP Financial Measures Disclosure and Reconciliation

The information below references non-GAAP financial measures that we use in order to track the progress of our business. These measures include core net loss, core net loss per diluted share and EBITDA from continuing operations (earnings before interest, taxes, depreciation and amortization).  We believe these measures provide helpful information with respect to the Company’s operating performance and cash flows.  We believe that the inclusion of these non-GAAP financial measures are important to assist investors in comparing year ended 2014 to 2013, on a comparable basis.  These non-GAAP measures illustrate earnings without factoring in one-time costs (in this case a debt conversion expense that was realized by converting a debenture holder’s debt to equity).  We believe this one-time cost was a prudent move, creating less carry for periods going forward.  Yet, GAAP measurements call for this conversion to be shown as a significant loss.  In addition, we use EBITDA because it: (i) measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our annual incentive plan and long-term growth plan, and (iii) is a key metric used by management and the Board to assess our operating performance. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net loss, net loss per diluted share or cash flows from operating activities in accordance with GAAP. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

The following is a reconciliation of EBITDA from Net Loss, on a GAAP basis:

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013
Net loss, on GAAP basis	$(4,868,231)	$(2,004,508)
Add back:
Interst Expense	284,326	452,819
Depreciation and amortization	56,583	148,069
EBITDA	$(4,527,322)	$(1,403,620)

The following is a reconciliation of core net loss from to net loss, on a GAAP basis:

For the Year Ended
December 31, 2014
Net loss, on a GAAP basis	$(4,868,231)
Add back:
Debt inducemnet expense	2,150,451

Core net loss	$(2,717,780)

Weighter average number of common share - basic and diluted	12,075,342
Net loss, on a GAAP basis per common share - basic and diluted	$(0.40)
Core net loss per common share - basic and diluted	$(0.23)

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) o the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and interim CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the President and interim CFO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

The Company has initiated and continues to monitor its disclosure controls and procedures that are designed to insure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principle executive and principle financial officer (referred to in this report as the Certifying Officer) , as appropriate to allow timely decisions regarding required disclosure controls and procedures as of December 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our certifying Officer concluding these controls are effective.

The Company has created an advanced records system that will allow for increased precision and oversight of its corporate governance method implementation. Adopting general market guidance from Securities and Exchange Commission statement, Company management feels this use of technology will provide even greater oversight and reporting of major decisions; focusing on key indicators of operation results, as well as any nonperformance indicators, that will allow investors to better understand and evaluate the Company.

Changes in Internal Controls over Financial Reporting

The Company had added new internal control mechanisms to create heightened oversight over financial reporting during the year ended December 31, 2014. An internal intra-net link was added to enable key management and Companies audit committee to better analyze financial policy, potential conflicts, and projected expenditures regarding Company financials. Also, during this time Alexander Campbell, Company Director, was added as a member of the Audit committee. While management believes this added risk management measures have not yet materially affected financial reporting, it is reasonably likely to allow for greater risk oversight and management of financial issues, and thus tightened the Company’s internal control over financial reporting.

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

Management is aware that there is a lack of segregation of duties and accounting personnel with appropriate qualifications at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a deficiency in the internal controls. Management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation beyond that position and the company added and staffed an internal controller position to assist with company financial accounting and disclosure. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions. However, when the cash flow situation improves, the Company intends to increase personnel with appropriate accounting qualifications to mitigate the current lack of segregation of duties within the general administrative and financial functions.

ITEM 9 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORE RESOURCE MANAGEMENT, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

REPORT OF ROBERT ADAMS, C.P.A, INDEPENDENT REGISTERED ACCOUNTING FIRM

To:  The Board of Directors of Core Resource Management, Inc.:

We have audited the accompanying consolidated financial statements of Core Resources Management Inc. which comprise the consolidated statements of assets, liabilities and equity as of December, 2014 and the related consolidated statements of revenue, expenses and retained earnings, and cash flows for the period indicated and the related notes to the consolidated financial statements.   This represents the first year of us auditing your statements.  We have relied on prior years of audited statements and present no conclusion therein upon them.

Management is responsible for the preparation and fair presentation of these financial statements in accordance with U.S. Generally Accepted Accounting Principles.  Management is also responsible for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of as of December 31, 2014 and the results of its operations and its cash flows for the years then ended in accordance with U.S. Generally Accepted Accounting Principles.

Robert L. Adams CPA

Ann Arbor, Michigan
December 18, 2015

CORE RESOURCE MANAGEMENT INC.
F/K/A DIRECT PET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,2014	December 31,2013

Assets
Current Assets:
Cash	$101,859	$210,321
Employee Receivable	3,000	3,000
Royalty receivable
Accounts Receivable, net of Allowance for Doubtful	103,514	13,463
Due from Related Party	(0)	-
Accrued Interest Receivable	-	2,625
Prepaid Expenses	16,326	30,592
Total Current Assets	224,699	260,001

Oil and Gas Properties, full cost method	5,248,714	1,744,901
Investments in Convertible Notes	-	175,000
Investments in Equity Securities	100	4,612
Goodwill	1,503,010	-
Deposits	5,757	464,941
Certificates of Deposit	-	300,000
Property and Equipment, net	86,207	52,469

Total Assets	$7,068,487	$3,001,924

CORE RESOURCE MANAGEMENT INC.
F/K/A DIRECT PET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

Liabilities
Current Liabilities:
Accounts Payable	$742,413	$15,445
Accrued Expenses	394,841	117,603
Due to Stockholders - current	102,000	145,000
Notes Payable - current	-	-
Shares subject to Mandatory Redemption	168,000	-
Deferred Rent	14,617	14,824
Total Current Liabilities	1,421,872	292,872

Shares subject to Mandatory Redemption	209,665	-
Asset Retirement Obligations	76,620	1,254
Related Party Notes Payable, net of Discount	-	-
Notes Payable, net of Discount	1,655,049	2,611,496
Commitments and Contingent Liabilities	-	-

Total Liabilities	3,363,206	2,905,622

Stockholder's Equity:
Common Stock	1,216	1,108
Treasury Stock, at cost	(45,000)	0
Additional Paid in Capital	11,400,937	2,616,684
Common Stock Receivable	0	(100,000)
Accumulated Deficit	(7,651,871)	(2,421,490)

Total Stockholder's Equity	3,705,282	96,302

Total Liabilities and Stockholder's Equity	$7,068,487	$3,001,924

CORE RESOURCE MANAGEMENT INC.
F/K/A DIRECT PET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,2014	For the Year Ended December 31,2013
Oil and Gas Revenues	$207,038	$101,208
Interest and Dividend Income	37,811	10,502
Gain on forgiveness of debt	-	12,079
Realized and Unrealized Gain (Loss) on Investments	17,009	(42,705)
Total Revenue	261,858	81,084

Depletion, Depreciation, Amortization and Accretion	56,583	81,223
General and Admin Expenses	2,638,729	148,069
Debt Inducement Expenses (Bond Conversion)	2,150,451	1,403,481
Interest Expense	284,326	452,819

Total Expenses	5,130,089	2,085,592

Net Loss	$(4,868,231)	$(2,004,508)

Net Loss per Common Share	$(0.40)	$(0.21)

Weighted Avg number of Common Shares Outstanding	12,162,855	9,551,627

CORE RESOURCE MANAGEMENT INC.
F/K/A DIRECT PET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Operating Activities
Net Loss	$(4,868,231)	$(2,004,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, Depreciation, Amortization and Accretion	151,649	148,069
Realized and Unrealized Gain on Investments in Securities	(17,009)	42,705
Issuance of common stock for services	-	80,000
Gain on forgiveness of debt	-	(12,079)
Amortization of debt services		251,146
Debt Conversion Expense	2,150,451	-
Change in Operating Assets and Liabilities:
Deferred rent	(207)	(967)
Employee receivable	-	73,583
Accounts receivable	(90,051)
Due from related party	-
Accrued interest receivable	2,625	(2,625)
Royalty receivable	-	(13,463)
Prepaid expenses	14,266	(30,592)
Deposits	-	(460,000)
Accounts payable	726,968	15,445
Accrued expenses	277,238	107,426
Due to stockholders	(43,000)	-
Shares subject to mandatory redemption	168,000	-

Net Cash Used in Operating Activities	$(1,527,301)	$(1,805,860)

Investing activities
Purchase of certificate of deposits	-	(300,000)
Purchase of oil and gas properties including goodwill	(5,006,823)	(1,880,268)
Purchase of equity securities	-	(47,317)
Proceeds from sale of convertible notes	175,000	(175,000)
Proceeds from sale of equity securities	4,512	-
Proceeds from reduction in deposits	459,184	-
Proceeds from sale of certificate of deposits	300,000	-
Net proceeds from property and equipment	5,770	(14,826)

Net cash used in investing activities	$(4,062,357)	$(2,417,411)

CORE RESOURCE MANAGEMENT INC.
F/K/A DIRECT PET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,2014	For the Year Ended December 31,2013

Financing Activities
Shares issued subject to mandatory redemption	209,665
Issuance of asset retirement obligations	75,366
Proceeds from shareholder note payable		-
Proceeds from notes payable issuance	1,423,489	3,563,000
Advances from shareholders		58,714
Payments to shareholder note payable		(137,500)
Treasury stock purchase	(45,000)
Payment to shareholders	-	(227,549)
Common stock issuance	3,817,675	362,999

Net cash provided by financing activities	5,481,195	3,619,664

Net increase in cash	(108,463)	(603,607)
Cash at beginning of period	210,321	813,928
Cash at end of period	$101,858	$210,321

Supplemental Disclosures:
Interest paid	$284,326	$148,885
Income taxes paid	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Stock issued with promissory note	$-	$-
Asset retirement obligation	$76,620	$1,203
Beneficial conversion features of convertible notes	$494,440	$1,202,649

CORE RESOURCE MANAGEMENT INC.
F/K/A DIRECT PET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'S EQUITY

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid in Capital	Common Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2012	300,035	$30		$972,113	$(100,000)	$(416,982)	$455,161
Shares issued	10,741,583	1,074		361,926	-	-	363,000
Shares issued for service	40,000	4		79,996	-	-	80,000
Convertible notes payable - beneficial conversion features	-	-		1,202,649	-	-	1,202,649
							-
Net Loss		-		-	-	(2,004,508)	(2,004,508)

Balance at December 31, 2013	11,081,618	$1,108		$2,616,684	$(100,000)	$(2,421,490)	$96,302
Shares issued	150,396	15		370,596	-	-	370,611
Shares issued for convertible note conversion	1,543,529	154		4,520,412			4,520,566
Shares issued for service	22,312	2		44,622	-	-	44,624
Stock options vested				14,998			14,998
Shares to be issued				3,839,996			3,839,996
Shares subject to mandatory redemption				(377,665)			(377,665)
Shares redeemed into treasury			(45,000)	45,000			-
Shares retirement	(635,000)	(63)		(110,286)	100,000	(362,150)	(372,499)
							-
Doubtful Account Adjustment						-	-
Convertible notes payable - beneficial conversion features	-	-		436,580	-	-	436,580
						-	-
Net Loss		-		-	-	(4,868,231)	(4,868,231)

Balance at December 31, 2014	12,162,855	$1,216	$(45,000)	$11,400,937	$-	$(7,651,871)	$3,705,282

Notes to Financial Statements

NOTE 1: ORGANIZATION AND BUSINESS ACTIVITIES

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

On December 18, 2014 the Company completed acquisition of Nitro Petroleum, Inc. (“Nitro”) through the merger of Core Resource Holding Co., a Nevada corporation and wholly-owned subsidiary of the Company with and into Nitro, with Nitro surviving the merger and becoming a wholly owned subsidiary of the Company. With the addition of Nitro Petroleum, Inc., the Company has become an oil and gas manager in addition to the current structured finance and commodity derivative business.

On November 1, 2014 the Company acquired various well interests from Whitestone Resource Management Limited (“Whitestone”) and Royal Petroleum, LLC (“Royal”). These wells were added to the Company portfolio before the end of year 2014.

NOTE 2: BASIS OF PREPARATION

The accompanying financial statements as of December 31, 2014 include all transactions occurring during the period from the Company’s incorporation to its fiscal year end.  These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Core Resource Management Holding, Inc., Core Chiltepin Holdings, Inc., and Nitro Petroleum, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

During the years ended December 31, 2014 and 2013, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

NOTE 4: GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and a continued decline in asset values could raise substantial doubt about its ability to continue as a going concern in subsequent periods. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of oil and gas exploration as well as oil and gas prices. Management's plan is not to engage in exploration, but to acquire interests in current oil & gas Companies with production from well-established operators. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If unable to acquire Capital market investments, or structure financing, Management intends to finance operations by initially funding any company related expenses internally on an as-needed basis.  Furthermore, the settlement of assumed liabilities as a result of the acquisition and the required impairments of assets as the result of oil and gas prices declines would affect the solvency and continuation of the Company as a going concern.

NOTE 5: ACQUISITIONS & DIVESTURES

On December 18, 2014 the Company completed acquisition of Nitro and other certain other minority well interest through the merger of Core Resource Holding Co., a Nevada corporation and wholly-owned subsidiary of the Company with and into Nitro, with Nitro surviving the merger and becoming a wholly owned subsidiary of the Company and each outstanding share of common stock of NITRO will be converted into the right to receive .0952 shares of common stock of Core, plus cash in lieu of any fractional shares. The total shares issued by the Company to Nitro shareholders were 707,737 shares.

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the provisional amounts set forth are subject to adjustment when the valuations are completed.

Net oil and gas property value for December 31, 2014 and 2013:

	December 31 2014	December 31 2013
Acquisition Cost	$6,300,668	$1,881,472
Less: Accumulated depletion	(1,051,954)	(136,571)
Total oil and gas properties net	$5,248,714	$1,744,901

NOTE 6: NOTES PAYABLES

The company maintains certain convertible notes payable.  These notes have a beneficial conversion feature which recognizes added cost of the debt issuance as a result of potential conversion.

7% convertible notes

The Company raised $3,778,000 in senior convertible debentures (“The Note”) that matures in 2017 and 2018. The Note is convertible into shares of the Company’s common stock, at an initial conversion price of $3.00 per share. The Note accrues interest at a rate of 7.0% per annum, compounded quarterly, to be paid on each April 15, July 15, October 15, and January 15.

During April 2014, the Company issued conversion-subscription rights offering to the note holders for a short period. The offering modifies the conversion price from $3.00 per share to $2.00 per share. During this time period, holders of an aggregate of $3,033,000 in principal of the notes exercised their rights and the Company issued an aggregate of 1,543,529 shares of common stock to the note holders for the conversion of $3,033,000 of principal to common stock. After conversion, $745,000 of the principal amount of the convertible note remained outstanding. In connection with the modification and conversion of the Notes, the Company recorded a debt conversion inducement expense of $2,140,458, reflecting the cost of reducing the conversion price from $3.00 to $2.00 per share.

8% convertible notes

The Company raised $1,104,489 in senior convertible debentures (“The Note”) that matures in 2019. The Note is convertible into shares of the Company’s common stock, at an initial conversion price of $3.00 per share. The Note accrues interest at a rate of 8.0% per annum, compounded quarterly, to be paid on each April 15, July 15, October 15, and January 15.

KBM Worldwide, Inc. note

The Company entered into a convertible note agreement with KBM Worldwide, Inc. in the amount of $104,000 with a stated interest rate of 8% per annum. The note was settled after a technical default at the face value.

NOTE 7: DEBT CONVERSION EXPENSES

As a result of the conversion of certain convertible note payable, the Company will recognize the remaining capitalized value of the beneficial conversion feature and other costs pertaining to the conversion of the debt into common equity.

NOTE 8: USE OF ESTIMATES

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

NOTE 9: OIL AND GAS PROPERTIES

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

	2014		2013
	Oil (Bbs)	Gas (Mcf)	Oil (Bbs)	Gas (Mcf)
Proved developed reserves
Begining of year	42,177	18,131	-	-
Revisions of previous estimates	(2,749)	(4,449)	-	-
Purchases of minerals in place	115,116	50,008	43,406	18,131
Production	(2,599)	(453)	(1,229)	-
Sales of minerals in place	(494)	-	-	-
End of year	151,451	63,237	42,177	18,131
Proved developed reserves
Beginning of year	42,177	18,131	-	-
End of year	151,451	63,237	42,177	18,131

Standarized measure of disconted future net cash flows at December 31, 2014 and 2013
Future cash flows	$14,194,696	$4,029,32
Future production costs	(4,404,987)	(579,071)
Future development costs	-	-
Future income tax expenses	-	-
Future net cash flows	9,789,709	3,450,311
10% annual discount for estimate timing of cash flows	(4,540,985)	(2,100,805)
Standardized measures of discontinued future cash flows relating to proved oil and gas reserves	$5,248,724	$1,349,506

The following reconciles the change in the standardized measure of discounted Future net cash flow during 2014 and 2013
Beginning of year	$1,349,506	$-
Sales of oil and gas produced, net of production cost	(162,590)	-
Net changes in prices and production costs	(71,056)	-
Accretion of discount	136,883	-
Revsions of previous quantity estimates	(143,531)	-
Net change from purchases and sales of minerals	4,139,512	1,349,506
End of year	$5,248,724	$1,349,506

NOTE 10: ASSETS RETIREMENT OBLIGATIONS

The Company has adopted ASC Topic No. 410 Asset Retirement and Environmental Obligations (ASC 410), which requires that asset retirement obligations ("ARO") associated with the retirement of tangible long-lived assets, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. At December 31, 2014 and 2013, the Company’s asset retirement obligation liability was $75,366 and $1,254, respectively.

NOTE 11: REVENUE RECOGNITION

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

NOTE 12: BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the periods ended December 31, 2014 and 2013, basic and fully diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

NOTE 13: RECLASSIFICATIONS

Certain amounts in the consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the December 31, 2014 financial statements.

NOTE 14: INCOME TAXES

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

NOTE 15: STOCK BASED COMPENSATION

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

NOTE 16: PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the life of the respective lease or the service life of the improvements, whichever is shorter.

NOTE 17:   PAYROLL OBLIGATIONS

The Company generally does not accrue payroll obligations at an operational level and relies heavily on independent contractors and consultants.  Accordingly, no liability for payroll obligations, benefits and related expenses has been recorded in the accompanying consolidated financial statements. Management believes the effect of this policy is not material to the accompanying financial statements.

NOTE 18: IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting; a method utilized by the Company; are excluded from this requirement but will continue to be subject to the ceiling test limitations as dictated by Statement of Financial Accounting Standards (SFAS) No. 144.  The Company has did not recognize an impairment of any long lived assets although such impairment maybe necessary once all of the acquired asset interest and other liabilities have been fully recognized and settled.

NOTE 19: CASH AND CASH EQUIVALENTS

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amount approximates fair market value due to the liquidity of these deposits. For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company is obligated to maintain all deposits in one financial institution. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31, 2014 and 2013, none of the Company’s cash was in excess of federally insured limits.

NOTE 20: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 21: RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In May 2014, the Financial Accounting Standards Board issued accounting guidance on revenue recognition. The amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for fiscal 2017 and will be required to be applied retrospectively. We are currently assessing the impact that this guidance will have on our financial statements at this time.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15. This standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03. This standard provides guidance on the balance sheet presentation for debt issuance costs and debt discounts and debt premiums. To simplify the presentation of debt issuance costs, this standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

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

There were no transfers between the three levels during the year ended December 31, 2014. The Changes in Level 3 assets measured at fair value for the year ended December 31, 2014 were:       Oil & Gas Properties - $3,874,228

NOTE 22. INVESTMENTS IN CONVERTIBLE NOTES

In May 2013, the Company invested $175,000 in an unsecured convertible promissory note issued by Nitro Petroleum, Inc. The note bears interest at 9% and matured on June 30, 2016 with conversion price of $0.55 per share. As of December 31, 2013, the Company did not record any allowance for doubtful accounts. Interest payments received from this note will be recorded as interest income in the statement of operations. In 2014, this note was used as consideration to purchase oil and gas properties from Nitro Petroleum, Inc.

NOTE 23. INVESTMENTS IN EQUITY SECURITIES

The Company’s investments in equity securities are classified as trading securities and as such are carried at fair value based on quoted market prices. Realized and unrealized gains and losses for trading securities are included as earnings in statements of operations. There were no equity securities as of December 31, 2014.

Investments in equity securities as of December 31, 2013:  $100.00

NOTE 24. COMMON STOCK

There were 12,162,855 and 11,081,618 shares of common stock issued and outstanding as of December 31, 2014 and 2013, respectively.

In 2014 and 2013, the Company issued an aggregate of 22,312 and 40,000 common stock for past services to the Company. These shares were valued at $44,624 and $80,000, respectively.

In 2014, the Company repurchased an aggregate of 45,000 shares of common stock at $1 per share.

In 2014, the Company retired an aggregate of 635,000 shares of common stock, resulting in an increase of $362,150 in accumulated deficit and a decrease of $100,000 in common stock receivable. The shares remain as authorized stock; however, they are now considered unissued.

In 2014, the Company issued an aggregate of 1,543,529 shares of common stock in related to the conversion of $3,033,000 of convertible notes.

On August 20, 2014, the Company executed a put option agreement with 2 shareholders in which the Company is obligated to purchase 422,000 shares of common stock for the period of 18 months with a purchase price of the lesser of one dollar or fifty percent of the fair market value of the traded shares on the purchase date. Under the applicable accounting guidance, these option agreements were classified as a liability at its estimated fair value of $422,000.

NOTE 25. COMMITMENTS AND CONTINGENCIES

The Company has an obligation under an operating lease agreement for rent of its office space in Phoenix, Arizona. The term of the lease is from 2012 through 2017. The average monthly base lease payment over the remaining term of the lease is $4,196.

As of December 31, 2014 and December 31, 2013, the officers of the Company advanced $102,000 and $20,000 to the Company, respectively.

In 2013, the Company guaranteed a personal loan to one of the officers of the Company. The Company pledges the certificate of deposit as collateral for this loan. On April 2014, the certificate of deposit has been released and the Company has been released from its position as loan guarantee for the officer.

NOTE 26. INCOME TAXES

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

NOTE 27. RELATED PARTY TRANSACTIONS

The former director of the Company is a managing director of Pegasus Funds, LLC (“Pegasus”). As of December 31, 2014, Pegasus owned approximately 789,000 common shares.

One of the shareholder advances funds for the Company’s operations. These advances have no formal agreement, no stated interest rate and due on demand. The amount due as of December 31, 2014 and December 31, 2013 was $2,000 and $20,000, respectively.

On December 2014, one of the shareholders entered into a secured promissory note with the Company for $100,000 as an advance to Company to fund operations. The note is payable 120 days from the issue date at par value with consideration of 200,000 of Company common stock.  The note is governed by the jurisdictional laws of Arizona.

The Company advances funds to a former executive of the Company. These advances have a mutual repayment agreement in which the Company is to be reimbursed over a six month period. The amount receivable as of December 31, 2014 was $41,568.

The Company guaranteed a personal loan to W. Brown Glenn, Jr., former executive of the Company. The Company pledged the certificate of deposit as collateral guarantee for this loan. These actions taken by the Company were improperly made by Mr. Glenn without approval of the board of directors of the Company. On April 2014, the certificate of deposit was released and the Company has been released from its position as loan guarantor for Mr. Glenn.

On or about August 21, 2013, Mr. Glenn wired approximately $460,000 of the Company's funds to a law firm in Minnesota to settle a judgment which had been entered against Pegasus in a matter completely unrelated to the Company. In his instructions to the Company's bank, Mr. Brown indicated the wire was for a transaction with Nacona Production Company and caused the Company to file its Form 10-K reflecting that the wire was a deposit against a pending asset acquisition, all of which was not true. The Company has been aggressively pursuing its claims against Pegasus and its members, including Mr. Brown. The Company has settled its claims against Pegasus and all its members, except Mr. Brown. The Company is currently in settlement discussions with Mr. Brown, but should such discussions not result in a satisfactory settlement, the Company intends to aggressively pursue all of its legal remedies against Mr. Brown. On September 15, 2014, the Company entered into a settlement agreement with Pegasus and its members except for Mr. Brown, the principal terms of which included the forgiveness by Pegasus of the balance of the promissory note ($100,000 amount due as of September 30, 2014), surrender of 350,000 shares of the Company’s common stock to the Company, and placement of a lockup on most of the remaining shares of the Company’s common stock owned Pegasus and the other settling parties. Neither Pegasus nor any of its members, including Mr. Brown, has any further relationship with Company in any form.

NOTE 28. LONG-TERM DEBT

In 2014 Mr. Miller entered into a debenture transaction with the Company with the face value of $250,000.  These Debentures are of the same class offered to investors (Senior Unsecured Debentures).  Each yields an annual return on investment of 8% per annum, with a five year maturity.

During the fiscal year of 2014, Director Mr. Alexander Campbell entered into four separate debenture transactions with the Company for a total of $700,000.  These Debentures are of the same class offered to investors (Senior Unsecured Debentures).  Each yields an annual return on investment of 8% per annum, with a five year maturity.

NOTE 29. NATURAL GAS AND OIL EXPLORATION RISK

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

Distribution Risk

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells.  It relies on the operator's ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipelines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of buyers.

NOTE 30. STOCK OPTIONS/STOCK-BASED COMPENSATION

The Company approved a non-qualified stock option plan in November 2013 to provide directors, officers and employees.  This plan allows for 40,000 shares of common stock per grant to be reserved for issuance. The options are non-qualified stock options and are valued at the fair market value of the stock on the date of grant. The options expire five years after the date of grant.

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55. This statement requires the Company to record an expense associated with the fair value of stock-based compensation. The Company uses the Black- Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data. Changes in these assumptions can materially affect the fair value estimate.   As of December 31, 2014, there was $59,994 of unrecognized compensation expenses related to the non-vested stock grant.

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term (in Years)
Outstanding at December 31, 2013	160,000	2.00	5.00
Granted	-	-	-
Exercised	-	-	-
Forfeited	(120,000)	2.00	5.00
Outstanding at December 31, 2014	40,000	2.00	4.00
Exercisable at December 31, 2014	8,000	2.00	4.00

The weighted average fair value at date of grant for options year ended December 31, 2014 was estimated using the Black-Scholes option valuation model with the following inputs:

Average expected life in years	5.00
Average risk-free interest rate	2%
Average volatility	33.3%
Dividend yield	0%

A summary of the status of the Company’s vested and non-vested option grants at December 31, 2014 and the weighted average grant date fair value is presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	160,000	1.87	299,200
Granted	-	-	-
Vested	(8,000)	1.87	(14,960)
Forfeited	(120,000)	1.87	(224,400)
Non-vested at December 31, 2014	32,000	1.87	59,840
Vested at December 31, 2014	8,000	1.87	14,960

NOTE 31. ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2014 and 2013, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $171,697. The fair value of the liability at December 31, 2014 and 2013 is estimated to be $76,620 and $1,254, respectively, using risk free rates of 7 percent and inflation rates of 2.4 percent. The actual costs to settle the obligation are expected to occur in approximately 15 to 60 years.

Changes to the asset retirement obligation were as follows:

	December 31 2014	December 31 2013
Balance, beginning of year	$1,254	$-
Liabilities incurred	75,439	1,203
Change in estimate	(73)	-
Disposal	(194)	-
Accretion exepense	194	51
Balance, end of year	$76,620	$1,254

NOTE 32.  SUBSEQUENT EVENTS

Subsequent to year end, one of the shareholders executed two debentures with each yields an annual return on investment of 8% per annum, with a five year maturity.  The two debentures have a total face value amount of $400,000.  In addition, on June 8, 2015, this shareholder pledged $34,666 in the form of a Secured Promissory Note to retire a Company debt.  KBM Worldwide was the counterparty and received the funds in exchange for debt payoff.

Subsequent to year end, one of the shareholders pledged $34,000 in the form of a Secured Promissory Note to retire a Company debt.  KBM Worldwide was the counterparty and received the funds in exchange for debt payoff.

Subsequent to year end, one of the shareholders pledged $35,334 in the form of a Secured Promissory Note to retire a Company debt.  KBM Worldwide was the counterparty and received the funds in exchange for debt payoff.

Subsequent to year end, KBM Worldwide Note was paid off.

Subsequent to year end, the Company entered into a warrant agreement with one of the shareholder in which the shareholder is entitled to purchase from the Company 200,000 shares at exercise price of $.10

Subsequent to year end, the Company issued 2,141,731 shares of common stock.

Subsequent to year end, the Company restated, through renewal, its consulting agreement with Goldman Advisers, LLC.

Subsequent to year end, the Company revised the Purchase Sale Agreement (“PSA”) with White Stone Resources and Royal Petroleum.  The agreement between the two Companies allowed for cash consideration due in lieu of the PSA to be paid via Company common stock (OTQB: CRMI).  Issuance of 800,000 additional shares were made to fully retired all amounts due to White Stone, Royal and all related parties for the acquisition of such assets.

PART III

ITEM 10- DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Dennis Miller	65	CEO
Jeff Tregaskes	57	CFO
Phillip M. Nuciola	42	Director
Alex Campbell	58	Director

Dennis W. Miller (65) – CEO. Mr. Miller has for the past five years, controlled G.C. T. LLC, a privately-held company specializing in pre-testing GPS products for major OEM’s like Garmin and Magellan.  He along with his family, has been actively investing in Arizona for more than thirty years. . During his thirty-year career as an investor, he has served on several boards and was the Co-founder and board member of AutoCorp Equities, Inc. (ACOR), a publicly-traded, Phoenix-based automotive finance company. He ultimately also served as President of ACOR’s captive Cayman Islands subsidiary, Consumer Insurance Services Inc.

Jeff Tregaskes (57) – CFO. Jeff Tregaskes has spent over 18 years of his career as a commercial real estate developer, investor, builder, and agent. He has a track record of successful project development in Arizona, Texas, Colorado and New York. Jeff has represented landlords, tenants, buyers and sellers and has an extensive client resume that includes broad national and international resources. Jeff also has an comprehensive background in land procurement, entitlement, development, vertical construction, restoration, and disposition nationwide. In addition to his real estate experience, Jeff and his family have also been key investors in many small to mid-cap companies. He has significant managerial experience in financial arbitrage, equity raises, and debt restructuring of multiple companies in excess of $50 million. He also has been involved in the life settlement business, funding business opportunities on an institutional basis.

Alex Campbell (58) – Director, Mr. Alex Campbell has been in the Oil and Gas Business since 1980, currently as the Vice President of Land for a Colorado based company, Enduring Resources, LLC. Prior to joining Enduring, Mr. Campbell was Vice President and Executive Vice President for Aspect Resources, LLC from August 1996 until December 2001 and Vice President for Aspect Energy, LLC from January 2001 until June 2004.  From 1980 until 1996, Mr. Campbell held various land and managerial positions with Texas Oil and Gas Corporation (aka TXO Production Corp.) and Lario Oil & Gas Company. Mr. Campbell has held Director positions with multiple public and private companies.

Phillip M. Nuciola (42) – Director. Mr. Phillip M. Nuciola has served as President of Capital Markets for Core since January 1, 2014. While serving in this position, he was primarily responsible for a significant reduction in operating costs and the conversion of a majority of the company’s outstanding convertible debentures to common stock. He has negotiated new funding for Core from institutional and private sources and has made a significant personal investment. Prior to joining Core Resource Management, Mr. Nuciola was the Chairman/CEO of PowerOneData (P1DI) International, a US/India Based Advanced Metering Infrastructure (Smart Grid) company. He was responsible for sourcing $30 million in funding for PowerOne. He also served as CEO of American Impact Equity, a privately held investment fund. He maintained senior positions at Cornerstone Partners, Kingsman Capital and later with Sanders, Morris, & Harris and Scottsdale Capital Advisors. Mr. Nuciola has organized and financed (

No director or executive officer has, within the last ten years; (i) filed any federal bankruptcy petition or any like petition under state insolvency laws (ii) been convicted in or been the subject of any criminal proceedings (iii) been the subject of any order, judgment or decree involving the violation of any state or federal securities laws or (iv) been temporarily or permanently barred from engaging in any type of business practice or those practices specifically listed in and requiring disclosure under 17 CFR Section 229.401(f).

Board of Directors

Our Board of Directors currently consists of four directors; Messrs. Nuciola, Campbell, Tregaskes, and Miller, with Messrs.  Campbell, Tregaskes, qualifying as independent directors.  The Directors are elected to serve one-year terms and our Bylaws permit up to seven directors. The majority of our directors qualify as independent directors for purposes of compliance with the corporate governance rules as approved by the SEC for the NYSE-AMEX.

Board Committees

Our Board of Directors currently consists of six directors; Messrs. Clark, Campbell, Tregaskes, Nuciola, and Miller.  The Directors are elected to serve one-year terms and our Bylaws permit up to seven directors. The majority of our directors qualify as independent directors for purposes of compliance with the corporate governance rules as approved by the SEC for the NYSE-AMEX.

Audit Committee

The independent directors have determined that Mr. Tregaskes meets the qualifications as an “audit committee financial expert” within the meaning of the regulations of the SEC and exchange rules. As a result, Mr. Tregaskes was elected chairman of that committee. The audit committee approved and adopted the audit committee charter (included herein by reference). The primary responsibilities of our audit committee will include:

●	Appointing and approving the compensation of, and assessing the qualifications and independence of our independent public accounting firm, which is currently Chapman Hext PC.
●	Overseeing the work of our independent public accounting firm, including the receipt and assessment of reports from that firm.
●	Reviewing and discussing with management and our independent public accounting firm our annual and quarterly financial statements and related disclosures.
●	Preparing the audit committee report required by the SEC rules to be included in our annual proxy statements.
●	Monitoring our internal control over financial reporting and our disclosure controls and procedures.
●	Reviewing our risk management status.
●	Establishing policies regarding hiring employees from our independent public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns.
●	Meeting independently with our independent public accounting firm and management.
●	Monitoring compliance by our senior financial officers with our code of conduct and ethics.

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

Compensation Committee

We expect that one of the other independent directors will be elected to serve as chair of the compensation committee. None of the persons eligible to serve on the compensation committee will have ever been employed by us. The primary responsibilities of the compensation committee will include:

●	Annually reviewing and approving corporate goals and objectives relevant to the compensation of executive officers.
●	Reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our executive officers.
●	Overseeing an evaluation of our executive officers.
●	Overseeing and administering our cash and equity incentive plans.

Nominating and governance Committee

We expect three of the independent directors will serve on our nominating and governance committee. The primary responsibilities of that committee will be:

●	Identifying candidates for the Board of Directors.
●	Recommending to our Board of Directors the persons to be nominated for election as directors and to each of our board’s committees.

●	Reviewing and making recommendations to our Board of Directors with respect to management succession planning.
●	Developing, updating and recommending to our Board of Directors corporate governance principals and policies.
●	Overseeing the evaluation of our Board of Directors.
●	Reviewing and making recommendations to our Board of Directors with respect to director compensation.

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

Planned objectives

We expect that our executive compensation programs for our named executive officers will be designed to achieve the following objectives:

●	To provide executives with overall levels of compensation that we believe are competitive with the high growth energy sector.
●	To attract the highest caliber of talent.
●	To provide executive pay packages with appropriate short and long-term incentives, including annual bonus and equity compensation tied to individual and company performance.
●	To reward performance that creates shareholder value for our company.

Components of future executive compensation programs

We expect that our executive compensation plans will include some combination of the following elements of compensation that are generally recognized as important in attracting and retaining qualified individuals:

●	Base salaries

●	Annual cash incentives
●	Long-term incentives
●	Employee benefits programs
●	Stock Incentive Plan

While we have not adopted any formal policies regarding executive compensation, including policies or guidelines for allocating compensation among salary, cash incentives, long-term incentives and other benefits, we expect to do so within the next 12 months.

ITEM 11 – EXECUTIVE AND DIRECTOR COMPENSATION

The following table provides information with respect to compensation for our named executive officers

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Dennis Miller CEO	2014	$117,000	$-	$14,998	$-	$131,998
Jeff Tregaskes CFO	2014	$96,000	$-	$-	$-	$96,000
James Clark President and interim CFO	2014	$180,000	$-	$-	$-	$180,000
James Clark President and interim CFO	2013	$240,000	$-	$-	$-	$240,000
Phillip M. Nuciola Chairman of the Board and President of Capital Markets	2014	$180,000	$-	$-	$-	$180,000

Director Compensation

The independent members of the Company’s Board of Directors do not receive any compensation for board meetings attended. Each independent director will receive an annual stock grant of 10,000 shares of restricted common stock and annual grant of stock options equal to 40,000 shares.

With the exception of group medical insurance, no retirement, pension, profit sharing, or stock option programs have been adopted by the Company for the benefit of its employees.

Option Grants
There were no stock options granted to the named executive officers for the year ended December 31, 2014.

Aggregated Option Exercises in This Year and Year-End Option Values
The following table sets forth the option exercises and year-end option values for the named executive officers.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dennis Miller	-	-	8,000	32,000	$14,960	$59,840

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

Name of Beneficial Owner	Amount of Beneficial Ownership		Percentage

5% Shareholders:
William Brown Glenn Jr.	1,000,000		8.22%
Robert A. Shuey III	789,858		6.49%
Pegasus Funds, LLC	678,893		5.58%
James D. Clark	2,413,300		19.84%

Executive Officers and Directors
Alex Campbell	5,374	*
Dennis Miller (1)	151,750		1.24%
Phillip M. Nuciola	2,400,000		19.73%

(1)	Includes Options approved in February and granted on November 7th, 2013. The term of each option is five years, subject to vesting and exercisable at $2.00 per common share.

(1)	Includes Options approved in February and granted on November 7th, 2013. The term of each option is five years, subject to vesting and exercisable at $2.00 per common share.
*           Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise described herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Our former President was the largest equity holder in Clark Scott, LLC and consequently became our largest shareholder after the September merger. The Company advances funds and these advances have no formal agreement, no stated interest rate and due on demand. The amount receivable as of December 31, 2014 was $41,568.

Two of the shareholders advance funds for the Company’s operations. These advances have no formal agreement, no stated interest rate and due on demand. The amount due as of December 31, 2014 and December 31, 2013 was $102,000 and $20,000, respectively.

The Company guaranteed a personal loan to W. Brown Glenn, Jr., former executive of the Company. The Company pledged the certificate of deposit as collateral guarantee for this loan. These actions taken by the Company were improperly made by Mr. Glenn without approval of the board of directors of the Company. On April 2014, the certificate of deposit was released and the Company has been released from its position as loan guarantor for Mr. Glenn.

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

Policies and Procedures with Respect to Related Party Transactions.

The chairman of our audit committee has managerial experience and he also has served on numerous public boards as audit committee member and is thoroughly familiar with the types of related party transactions that occur in smaller companies. Management relies on his and our outside accounting firm’s expertise regarding potential conflicts and disclosure.

Director Independence

Our Board of Directors has determined that the following directors are independent directors for purposes of compliance with the corporate governance rules of the NYSE AMEX exchange; Messrs. Campbell and Tregaskes. We intend to comply with the rules relating to the number of independent directors composing our board and we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only the independent directors are present. We intend to comply with future governance requirements to the extent they become applicable to us.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors, Chapman, Hext & Co., P.C. and Robert Adams, C.P.A., accounting preparation fees billed to us by our accountants, and legal fees that coincide with the accounting and regulatory filing work for the years ended December 31, 2014 and 2013:

	Years Ended December 31
	2014	2013
Audit Fees (1)	$95,323.75	$20,000
Audit-Related Fees	81,953	-
Tax Fees	-	-
All Other Fees	17,271	-

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

A large amount of the increased fees year over year was due to the complex nature and additional work necessary to file a consolidated statement after the Mergers and Acquisitions during the year of 2014.  We anticipate the fees for such services to decline during the fiscal year 2015.

ITEM 15.  EXHIBITS

Exhibit No              Item

Exhibit 2.1	Merger Agreement between Core Resource Management, Inc., Core Resource Holding Co., and Nitro Petroleum, Inc. (1)(3)
Exhibit 2.2	Merger 14D filing pursuant to Merger of Core Resource Management, Inc., Core Resource Holding Co., and Nitro Petroleum, Inc. (1)
Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Second Amended and Restated Bylaw (3)
Exhibit 10.1	Asset Purchase Agreement between Core Resource Management, Inc., White Stone Resources Limited, and Royal Petroleum, Inc. (2)
Exhibit 10.2	Revised agreement acceptance of stock for full consideration between Core Resource Management, Inc., White Stone Resources Limited, and Royal Petroleum, Inc. (3)
Exhibit 10.3	Placement Agreement dated February 24, 2014, between Casimir Capital and the Company (2)
Exhibit 10.4	Promissory Note between Company and Dennis W. Miller (related party note) October 7, 2014 (3)
Exhibit 10.7	Consulting Agreement dated July 1, 2014 between Company and Goldman Advisers, LLC. (3)
Exhibit 16.1	Letter for Change in Certifying Accountant (2)(3)
Exhibit 21.1	List of Subsidiaries (1)
Exhibit 23.1	Consent of Robert Adams, P.C. (3)
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adapted to Section 302 of the Sarbanes-Oxley Act 2002 (Chief Executive officer and Chief Accounting Officer) (3)
Exhibit 32.1	Certification pursuant to 18 U.S.C Section 1350, as adapted to Section 906 of the Sarbanes-Oxley Act 2002 (Chief Executive officer and Chief Accounting Officer) (3)
Exhibit 99.1	Reserve Report dated May 28, 2014, and issued by Ramsey Petroleum Management, LLC relating to the Company's oil and gas reserves as of January 1, 2015 (3)

(1)	Previously filed in connection with the Company's Form 10 Registration Statement, 14D and incorporated herein by reference.

(2)	Previously filed in connection with the Company's Form 8-K and incorporated herein by reference.

(3)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st Day of December, 2015.

CORE RESOURCE MANAGEMENT, INC.

SIGNATURE:   /s/ Dennis W. Miller
Dennis W. Miller, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 6th Day of January, 2016.

Signatures                                                           Capacity

/s/ Dennis Miller                                Chief Executive Officer

/s/ Alex Campbell                                               Director

 /s/ Jeff Tregaskes                                              Director

/s/ Phillip M. Nuciola                                         Director

EXHIBIT INDEX

Exhibit No             Item

Exhibit 2.1	Merger Agreement between Core Resource Management, Inc., Core Resource Holding Co., and Nitro Petroleum, Inc. (1)(3)
Exhibit 2.2	Merger 14D filing pursuant to Merger of Core Resource Management, Inc., Core Resource Holding Co., and Nitro Petroleum, Inc. (1)
Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Second Amended and Restated Bylaw (3)
Exhibit 10.1	Asset Purchase Agreement between Core Resource Management, Inc., White Stone Resources Limited, and Royal Petroleum, Inc. (2)
Exhibit 10.2	Revised agreement acceptance of stock for full consideration between Core Resource Management, Inc., White Stone Resources Limited, and Royal Petroleum, Inc. (3)
Exhibit 10.3	Placement Agreement dated February 24, 2014, between Casimir Capital and the Company (2)
Exhibit 10.4	Promissory Note between Company and Dennis W. Miller (related party note) October 7, 2014 (3)
Exhibit 10.7	Consulting Agreement dated July 1, 2014 between Company and Goldman Advisers, LLC. (3)
Exhibit 16.1	Letter for Change in Certifying Accountant (2)(3)
Exhibit 21.1	List of Subsidiaries (1)
Exhibit 23.1	Consent of Robert Adams, P.C. (3)
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adapted to Section 302 of the Sarbanes-Oxley Act 2002 (Chief Executive officer and Chief Accounting Officer) (3)
Exhibit 32.1	Certification pursuant to 18 U.S.C Section 1350, as adapted to Section 906 of the Sarbanes-Oxley Act 2002 (Chief Executive officer and Chief Accounting Officer) (3)
Exhibit 99.1	Reserve Report dated May 28, 2014, and issued by Ramsey Petroleum Management, LLC relating to the Company's oil and gas reserves as of January 1, 2015 (3)

(1)	Previously filed in connection with the Company's Form 10 Registration Statement, 14D and incorporated herein by reference.

(2)	Previously filed in connection with the Company's Form 8-K and incorporated herein by reference.

(3)	Filed herewith